Form 10-K
period 2020-12-31
CASS INFORMATION SYSTEMS INC
filed 2021-02-26
CIK 708781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number 000-20827

CASS INFORMATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-1265338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12444 Powerscourt Drive, Suite 550, St. Louis, Missouri 63131	(314) 506-5500
(Address of principal executive offices) (Zip Code)	(Telephone Number, incl. area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.50 per share	CASS	The Nasdaq Global Select Market

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer: ☐ Accelerated filer: ☒ Non-accelerated filer: ☐ Smaller reporting company: ☐ Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $550,311,000 based on the closing price of the common stock of $39.03 on June 30, 2020, as reported by The Nasdaq Global Select Market. As of February 17, 2021, the Registrant had 14,394,275 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

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

PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. (“Cass” or the “Company”) provides payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays facility-related invoices, which include electricity and gas as well as waste and telecommunications expenses, and is a provider of telecom expense management solutions. Cass solutions include a B2B payment platform for clients that require an agile fintech partner. Additionally, the Company offers an on-line platform to provide generosity services for faith-based and non-profit organizations. The Company’s bank subsidiary, Cass Commercial Bank (the “Bank”), supports the Company’s payment operations. The Bank also provides banking services to its target markets, which include privately-owned businesses and faith-based ministries in the St. Louis metropolitan area as well as other selected cities in the United States.

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

Marketing, Customers and Competition

The Company, through its Transportation Information Services business unit, is one of the largest firms in the transportation bill processing and payment industry in the United States based on the total dollars of transportation bills paid and items processed. Competition consists of a few primary competitors and numerous small transportation bill audit firms located throughout the United States. While offering transportation payment services, few of these audit firms compete on a national basis. These competitors compete mainly on price, functionality and service levels. The Company, through its Expense Management business unit, also competes with other companies located throughout the United States that pay energy and waste bills and provide management reporting. Available data indicates that the Company is one of the largest providers of energy information processing and payment services. Cass is unique among these competitors in that it is not exclusively affiliated with any one energy service provider (“ESP”). Various ESPs market the Company’s services, adding value with their unique auditing, consulting and technological capabilities. Many of Cass’ services are customized for the ESPs, providing a full-featured solution without any development costs to the ESP. The Company, through its Telecom Information Services business unit, is a leader in the growing telecom expense management market and competes with other companies located throughout the United States in this market. The Company, through its Waste Expense Management business competes against small expense management companies along with large national account programs of major haulers. The Company division known as Gyve Generosity Services uses an on-line platform to provide generosity services for faith-based and non-profit organizations, which is a complementary service offering to the Bank’s faith-based customers. Also, the Company through its Integrated Financial Services business competes with providers of corporate payment solutions.

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

The Company and its subsidiaries have a varied client base and are not dependent on any one customer or group of customers for a significant portion of its business.

Employees and Human Capital Resources

The Company and its subsidiaries had 862 full-time and 239 part-time employees as of February 17, 2021. Of these employees, the Bank had 63 full-time and one part-time employee.

Cass has long been committed to comprehensive and competitive compensation and benefits programs to attract and retain talent in a competitive environment. Retention of skilled and highly trained employees is critical as the Company’s future operating results depend substantially upon the continued service of executive officers and key personnel. Furthering the philosophy to attract and retain a pool of talented and motivated employees who will continue to advance the Company’s purpose and contribute to overall success, compensation and benefits programs include: a noncontributory profit sharing program for most employees; a defined contribution 401(k) plan to provide retirement benefits to eligible employees; a performance-based equity compensation program for executive officers and key personnel; and incentive programs for loan and sales personnel. Cass also provides comprehensive health, dental, and vision plans to most employees, as well as free employee assistance programs to all employees and members of their families.

The Company invests in employees’ future by assisting with tuition reimbursement for continued education throughout the Company’s employee ranks. Employees are also able to participate in educational seminars run by outside parties to maintain and expand professional knowledge.

In order to develop a workforce that aligns with the Company’s corporate values, regularly sponsored campaigns and events occur, such as charitable workplace campaigns, food drives to assist local food banks, and toy drives to support charities during the holidays. Additionally, the Company supports a number of organizations with annual financial contributions.

Cass strives to place the health and well-being of employees above all else. Never has this been more necessary than during the novel coronavirus (“COVID-19”) pandemic. In response to the COVID-19 pandemic, the Company has taken significant steps to protect the health and well-being of employees and clients. These steps include implementing a work-from-home policy for the majority of employees, establishing safety guidelines in facilities based on guidance from the U.S. Centers for Disease Control and Prevention (“CDC”), and pausing travel that was routine in the Company’s operations.

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

Dividends and Stock Repurchases – Both the Company and the Bank are subject to various regulations that restrict their ability to pay dividends and the amount of dividends that they may pay. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution, such as the Bank, may not pay dividends if payment would cause it to become undercapitalized or if it is already undercapitalized. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital and, under certain circumstances, the ability of federal regulators to prohibit dividend payments as an unsound or unsafe practice.

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

The Basel III Capital Rules implemented common equity Tier 1 capital as a new capital measure, which is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for non-advanced approaches institutions like Cass that have exercised a one-time opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.

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

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2020, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

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

FDIC insurance expense totaled approximately $152,500, $108,700 and $222,200 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

As of December 31, 2020, the most recent notification from the regulatory agencies categorized the Company and the Bank as well-capitalized. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see Item 8, Note 2 of this report.

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

Loans-to-One-Borrower – The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2020, the Bank was in compliance with the loans-to-one-borrower limitations.

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

In December 2019, the FDIC joined the Office of the Comptroller of the Currency (the “OCC”) in proposing rules that would significantly change existing CRA regulations. The Federal Reserve did not join in the proposed rulemaking. The proposed rules are intended to increase bank activity in low and moderate income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals focus on four improvement areas: (i) clarifying what activities qualify for CRA credit; (ii) updating assessment areas where activities count for CRA credit; (iii) providing a more objective method for measuring CRA performance; and (iv) improving the timeliness and transparency of record keeping and reporting. The OCC has adopted these rules as final, but the FDIC and Federal Reserve have yet to take action that would finalize and implement new CRA regulations. As the Company is not subject to OCC regulation, it will continue to monitor CRA regulatory changes and evaluate any resulting impact on the Company’s financial condition and results of operations.

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

Economic and Market Conditions Risk

The COVID-19 pandemic creates significant risks and uncertainties for the Company’s business and results of operations.

In March 2020, the World Health Organization (“WHO”) declared COVID-19 as a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and manufacturing, lowered energy prices, lowered equity market valuations, lowered interest rates, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in major markets in which Cass Commercial Bank, the Company’s St. Louis, Missouri-based bank subsidiary, is located or does business. Although in various locations certain activity restrictions have been relaxed with some success, many states and localities are experiencing further significant increases in the number of COVID-19 cases, prompting a reinstatement of prior activity restrictions in some locations and the need for additional aid and other forms of relief for affected individuals, businesses and other entities.

In late fiscal 2020, vaccines for combatting COVID-19 were approved by health agencies within the Company’s operating markets and began to be administered. However, initial quantities of vaccines are limited and vaccine distributions, controlled by local authorities, are being allocated, generally first to front-line health care workers and other essential workers and next to those members of individual populations believed most susceptible to severe effects from COVID-19. The timeline of full administration of the COVID-19 vaccines is uncertain and fluctuating, but is widely thought to be unlikely to occur in most jurisdictions until mid to late 2021. The impact of COVID-19, including the impact of restrictions imposed to combat its spread, could result in additional and prolonged business closures, work restrictions and activity restrictions.

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

Business closures, including constrictions in the manufacturing sector for a portion of the year, have decreased volumes in the Company’s payment and information processing services due to the decline in customers’ business activity. In addition, the dampened demand for oil and resulting plummet in oil prices has had, and can continue to have, a negative effect on both the number of freight transactions processed and the dollar amount of invoices processed.

Furthermore, the pandemic could influence the recognition of credit losses in the Company’s loan and lease portfolios and increase its allowance for credit losses, as both businesses and consumers are negatively impacted by the economic downturn. Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In addition, the Federal Reserve has taken action to lower the Federal Funds rate, which has adversely affected, and could continue to adversely affect, interest income and therefore, the Company’s results of operations and financial condition.

The Company’s business operations may also be disrupted if significant portions of its workforce are unable to work effectively, because of quarantines, illness, government actions, or other restrictions in connection with the pandemic, travel restrictions, technology limitations and/or disruptions, including remote working measures and their attendant cybersecurity risks. Furthermore, the business operations of the Company and the Bank may be disrupted due to vendors and third-party service providers being unable to work or provide services effectively, because of quarantines, illness, government actions, or other restrictions in connection with the pandemic.

The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in this Item 1A, “Risk Factors” section. including, but not limited to, risks of credit deterioration, interest rate changes, governmental actions, market volatility, security breaches and technology interruptions.

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

In certain circumstances, Cass remits payment of invoices prior to receiving funds from its customers. As such, Cass could experience losses if such funds are not received from customers after payment is remitted.

Although the Company regularly reviews credit exposure related to its customers and various industry sectors in which it has business relationships, default risk may arise from events or circumstances that are difficult to detect or foresee. Under such circumstances, the Company could experience losses related to funds remitted for payment to freight carriers, utility companies and other such companies, prior to receiving funds from its customers.

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

The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest, which in turn significantly affect financial institutions’ net interest income. Fluctuations in interest rates affect Cass’ financial statements, as they do for all financial institutions. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” a low level of interest rates will continue to have a negative impact on the Company’s net interest income.

The Company may be adversely impacted by the uncertainty regarding LIBOR as a reference rate.

The United Kingdom’s Financial Conduct Authority announced in 2017 that after 2021 it would no longer persuade or require banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis could not be guaranteed after 2021 and resulted in uncertainty about the future of LIBOR and what may become accepted alternatives to LIBOR. Subsequently, the administrator of LIBOR announced it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. Dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023.

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

Certain of Cass’ loans and other financial instruments include attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create additional costs and risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change Cass’ market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Failure to adequately manage this transition process with our customers could adversely impact the Company’s reputation.

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

Business Operations and Strategic Risk

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

The Company’s allowance for credit losses (“ACL”) is subject to continuing evaluation and may be insufficient.

The Company maintains an ACL, which is a reserve established through a provision for credit losses charged to expense. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. Management uses a systematic, documented approach in determining the appropriate level of ACL, which represents management’s estimate of losses in loans and off-balance sheet exposures as of the balance sheet date. Management estimated the allowance balance using relevant available information from internal and external factors, relating to past events, current conditions and reasonable and supportable forecasts based on economic sources, such as Gross Domestic Product (“GDP”). Historical credit loss experience, of both the Company and similar peer banks, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for lending management experience, asset quality trends, borrower’s ability to pay, collateral, and other environmental factors. The ACL is measured on a collective pool basis when similar risk characteristics exist. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires management to make estimates based on risks and trends that are subject to material change.

The determination and application of the ACL accounting policy involves judgments, estimates, and uncertainties that are subject to change. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on the Company’s financial condition, liquidity or results of operations. Various regulatory agencies, as an integral part of the examination process, periodically review the ACL. Such agencies may require the Company to recognize additions to the ACL or reserve increases to adversely graded classified loans based on information available to them at the time of their examinations.

The application of the model used to determine the ACL could result in volatility in earnings. Additionally, if charge-offs in future periods exceed the ACL, the Company will need additional provisions to increase the ACL. Any increases in the ACL will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s business, financial condition and results of operations.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision and Allowance for Credit Losses and Unfunded Commitments” and Item 8, “Financial Statements and Supplementary Data—Note 1” for additional information.

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

Regulatory, Legal and Accounting Risk

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

General Risk Factors

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

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of February 17, 2021, there were approximately 3,716 holders of record of the Company’s common stock.

The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. However, future dividend payments will depend on the Company’s earnings, capital requirements, financial condition, applicable banking regulatory requirements and other factors considered relevant by the Company’s Board of Directors.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors in October 2020, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased a total of 162,901 shares at an aggregate cost of $6,825,000 during the year ended December 31, 2020 and 154,593 shares at an aggregate cost of $7,779,000 during the year ended December 31, 2019. A portion of the repurchased shares may be used for the Company’s employee benefit plans, and the balance will be available for other general corporate purposes. The pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, business and market conditions, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

During the three months ended December 31, 2020, the Company repurchased a total of 34,122 shares of its common stock pursuant to its treasury stock buyback program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 – October 31, 2020	—	—	—	500,000
November 1, 2020 – November 30, 2020	—	—	—	500,000
December 1, 2020 – December 31, 2020	34,122	$38.62	34,122	465,878
Total	34,122	$38.62	34,122	465,878
(1)

All repurchases made during the quarter ended December 31, 2020 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The program is periodically modified by the Board of Directors and was most recently modified on October 20, 2020 to restore the aggregate number of shares available for repurchase to 500,000.

Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (“Nasdaq”), the index of Nasdaq computer and data processing stocks, and the index of Nasdaq bank stocks. The graph assumes $100 was invested on December 31, 2015, with dividends reinvested. Returns are based on period end prices.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands except per share data)	2020	2019	2018	2017	2016
Fee revenue and other income	$100,441	$110,069	$104,076	$95,512	$86,136
Interest and fees on loans	37,665	36,461	32,477	28,641	29,063
Interest income on debt and equity securities	8,796	10,336	11,167	10,993	9,801
Other interest income	1,226	5,812	4,282	2,343	1,066
Total interest income	47,687	52,609	47,926	41,977	39,930
Interest expense on deposits	2,360	5,191	3,736	2,187	2,029
Interest on short-term borrowings	2	2	—	—	—
Provision for credit/loan losses	810	250	—	—	(1,500)
Net interest income after provision	44,515	47,166	44,190	39,790	39,401
Operating expense	114,615	119,769	111,919	100,403	93,473
Income before income tax expense	30,341	37,466	36,347	34,899	32,064
Income tax expense	5,165	7,062	6,079	9,885 (1)	7,716
Net income	$25,176	$30,404	$30,268	$25,014	$24,348
Diluted earnings per share	$1.73	$2.07	$2.03	$1.68	$1.63
Dividends per share	1.08	1.05	.89	.72	.68
Dividend payout ratio	61.96%	50.11%	43.53%	42.68%	40.98%
Average total assets	$1,952,110	$1,749,574	$1,637,876	$1,568,112	$1,504,474
Average net loans	895,345	749,710	700,631	653,459	667,158
Average investment securities	365,254	423,384	448,890	426,657	352,129
Average total deposits	836,843	671,144	624,877	602,490	614,975
Average total shareholders’ equity	246,088	236,467	223,372	216,548	207,060
Return on average total assets	1.29%	1.74%	1.85%	1.60%	1.62%
Return on average equity	10.23	12.86	13.55	11.55	11.76
Average equity to assets ratio	12.61	13.52	13.64	13.81	13.76
Equity to assets ratio at year-end	11.85	13.84	13.56	14.04	13.82
Tangible common equity to tangible assets	11.14	12.93	12.83	13.25	13.04
Tangible common equity to risk-weighted assets	20.38	17.78	18.85	20.23	20.13
Net interest margin	2.82	3.36	3.32	3.34	3.32
Allowance for credit/loan losses to loans at year-end	1.34	1.37	1.42	1.49	1.53
Nonperforming assets to loans and foreclosed assets	—	—	—	—	.04
Net loan (recoveries) charge-offs to average loans outstanding	—	(.01)	—	—	(.01)
(1)	Includes one-time, non-cash Tax Cuts and Jobs Act (“TCJA”) charge of $1,824,000.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the more significant factors that impacted the financial condition and results of operations of the Company for the years ended December 31, 2020, 2019 and 2018. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K/A filed with the SEC on March 6, 2020 and incorporated herein by reference for a discussion and analysis of the more significant factors that affected periods prior to 2019.

Executive Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, Breda, Netherlands, Basingstoke, United Kingdom, and Singapore. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and telecommunications expenses, and is a provider of telecom expense management solutions. Cass solutions include a B2B payment platform for clients that require an agile fintech partner. Additionally, the Company offers an on-line platform to provide generosity services for faith-based and non-profit organizations. The Company’s bank subsidiary, the “Bank,” supports the Company’s payment operations. The Bank also provides banking services to its target markets, which include privately-owned businesses and faith-based ministries in the St. Louis metropolitan area as well as other selected cities in the United States.

The specific payment and information processing services provided to each customer are developed individually to meet each customer’s requirements, which can vary greatly. In addition, the degree of automation such as electronic data interchange, imaging, work flow, and web-based solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general, however, Cass is compensated for its processing services through service fees and investment of account balances generated during the payment process. The amount, type, and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will also influence revenue and profitability, such as changes in the general level of interest rates, which have a significant effect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities, advances to payees, and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest paid on its deposits and other borrowings. The Bank also assesses fees on other services such as cash management services.

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

In 2020, total fee revenue and other income decreased $9,628,000, or 9%, net interest income after provision for credit losses decreased $2,651,000, or 6%, total operating expenses decreased $5,154,000, or 4%, and net income decreased $5,228,000, or 17%. This performance in 2020 was negatively impacted by the COVID-19 global pandemic. For payment processing services, business closures have led to a decrease in the number of transactions and dollars processed due to the decline in customers’ business activity, which resulted in a negative effect on total fee revenue and other income. Additionally, the Federal Reserve’s actions to lower the Federal Funds rate adversely impacted net interest income. Total operating expenses decreased as the lower number of transactions processed had a corresponding reduction in personnel expense and COVID-19 limited employee travel-related expenses. The asset quality of the Company’s loans and investments as of December 31, 2020 remained strong.

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard is effective for fiscal periods beginning after December 15, 2019. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020 and included provisions that temporarily delayed the required implementation date of ASU 2016-13 to the earlier of the end of the national pandemic or December 31, 2020. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020 and extended the deferral of required implementation of ASU 2016-13 to the earlier of the first day of a company’s fiscal year that begins after the date the COVID-19 national emergency comes to an end or January 1, 2022. The Company elected to defer the adoption of ASU 2016-13 until December 31, 2020 with an effective date of January 1, 2020.

The ASU required measurement and recognition of expected credit losses for financial instruments held, as applicable, which include allowances for credit losses expected over the life of the portfolio, rather than incurred losses, which include allowances for current probable and estimable losses within the portfolio. Under this standard, the Company is required to hold an allowance equal to the expected life-of-loan losses on the loan portfolio. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit and other similar instruments. In addition, ASU 2016-13 made changes to the accounting for available-for-sale debt securities.

The Company adopted ASU 2016-13 using a modified retrospective approach. Results for annual reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Results for quarterly reporting periods beginning after December 31, 2020 in the Company’s Form 10-Q will be presented under ASU 2016-13 while prior quarterly period amounts continue to be reported in accordance with previously applicable GAAP. The Company recognized increases of $723,000 in the allowance for credit losses and $402,000 in the reserve for unfunded commitments, with a corresponding reduction to retained earnings, net of tax, of $856,000. No credit loss allowance was required upon adoption for the investment securities portfolio.

The following table illustrates the impact of the adoption of ASU 2016-13:

(In thousands)	December 31, 2019	Impact of ASU 2016-13 Adoption	As Reported Under ASU 2016-13
Assets:
Allowance for credit/loan losses on loans	$10,556	$723	$11,279
Deferred tax asset	2,298	269	2,567
Liabilities:
Reserve for unfunded commitments	─	402	402
Shareholders’ equity:
Retained earnings	90,341	(856)	89,485

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

Allowance for Credit Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to determine management’s estimate of the lifetime expected credit losses. Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results. These policies affect both segments of the Company. The impact and associated risks related to these policies on the Company’s business operations are discussed in the “Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments” section of this report.

See Item 8, “Financial Statements and Supplementary Data—Note 1” for additional information on the adoption of ASU 2016-13.

Impact of COVID-19 on the Company’s Business

During the year ended December 31, 2020, the effects of COVID-19 and related actions to attempt to control its spread significantly impacted the global economy and adversely affected the Company’s operating results in both the Information Services and Banking Services segments.

With the spread of COVID-19 to the U.S. in the first quarter of 2020, many state and local governments recommended or mandated limitations on crowd size, closures of businesses and shelter-in-place orders in order to slow the transmission. The extent and nature of government actions varied during fiscal year 2020 and in early fiscal year 2021 based upon the then-current extent and severity of the COVID-19 pandemic within the respective localities. Severe business disruptions, resulting constrictions in the manufacturing sector for most of the year, decreased oil demand and prices and general economic uncertainty, significantly and adversely impacted the Company’s customers’ business operations and had a corresponding negative affect on the Company’s revenue generation in each sector of the Company’s Information Services segment.

The Federal Reserve also took action to lower the Federal Funds rate in connection with COVID-19 relief, adversely affecting the Company’s net interest income and operating results for fiscal 2020 tied to Banking Services. The Federal Reserve has indicated that it will retain the current low level interest rates until the economy has stabilized.

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

In response to COVID-19, the CARES Act was adopted on March 27, 2020. The CARES Act provides for an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Among other things, the CARES Act established the Paycheck Protection Program (“PPP”), which allows entities to apply for low-interest private loans to fund payroll and other costs which, subject to certain conditions and qualifications, are partially or fully forgivable. In support of the CARES Act, the Bank had processed nearly 350 applications for PPP loans of approximately $170,000,000 during the year ended December 31, 2020 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing bank customers and are 100% guaranteed by the Small Business Administration and helped offset the near-zero interest rate environment.

Cass remains committed to creating a safe and healthy environment for employees while offering assurance that it remains a financially strong service provider possessing the resources necessary to weather this pandemic in support of its valued customers.

In late fiscal 2020, vaccines effective in combatting COVID-19 were approved by health agencies and began to be administered. However, initial quantities of vaccines are limited and full administration of the COVID-19 vaccines is unlikely to occur in most jurisdictions until mid- to late-2021. The timeline and outlook of economic recovery from COVID-19 is unknown at this time, and prolonged, extensive business interruptions would continue to adversely affect the Company’s operations and financial results. Given these and other uncertainties discussed throughout this report, the Company remains subject to heightened risk, and the aggregate impact that COVID-19 could have on the Company’s financial condition and operating results is presently unknown.

For further discussion on COVID-19 and its impact on the Company, refer to Item 8, “Financial Statements and Supplementary Data—Note 1.

Summary of Results

	For the Years Ended December 31,			% Change
(In thousands except per share data)	2020	2019	2018	2020 v. 2019	2019 v. 2018
Total processing volume	60,476	63,567	66,255	(4.9)%	(4.1)%
Total invoice dollars processed and paid	$39,975,033	$42,973,242	$42,380,453	(7.0)	1.4
Payment and processing fees	$97,204	$107,953	$102,181	(10.0)	5.6
Net interest income after provision for credit/loan losses	$44,515	$47,166	$44,190	(5.6)	6.7
Total net revenue	$144,956	$157,235	$148,266	(7.8)	6.0
Average earning assets	$1,674,297	$1,472,399	$1,403,748	13.7	4.9
Net interest margin(1)	2.82%	3.36%	3.32%	—	—
Net income	$25,176	$30,404	$30,268	(17.2)	0.4
Diluted earnings per share	$1.73	$2.07	$2.03	(16.4)	2.0
Return on average assets	1.29%	1.74%	1.85%	—	—
Return on average equity	10.23%	12.86%	13.55%	—	—
(1)	Presented on a tax-equivalent basis.

The results of 2020 compared to 2019 include the following significant items:

Overall, the Company’s revenue and profitability declined, primarily as a result of the COVID-19 global pandemic. For payment processing services, business closures have led to a decrease in the number of transactions and dollars processed due to the decline in customers’ business activity. COVID-19, along with a constriction in manufacturing activity for a portion of the year, had a negative effect on payment processing fees, processing volume, and invoice dollars processed and paid which decreased 10%, 5%, and 7%, respectively.

Average earning assets increased 14% and net interest income after provision for credit losses decreased 6% year over year. The Federal Reserve’s actions to lower the Federal Funds rate adversely impacted net interest income after provision for credit losses and the net interest rate margin. The increase in average earning assets, driven by government stimulus programs, partially offset the impact of the near-zero interest rate environment on the Company’s net interest margin. There was a provision for credit losses recorded of $810,000 in 2020 compared to $250,000 in 2019.

There were gains from the sale of securities of $1,075,000 and $19,000 in 2020 and 2019, respectively. Operating expenses decreased $5,154,000 or 4%, as the decrease in the number of transactions processed had a corresponding decrease in personnel expense. In addition, COVID-19 limited employee travel-related expenses.

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

	December 31,			% Change
(In thousands)	2020	2019	2018	2020 v. 2019	2019 v. 2018
Transportation invoice transaction volume	33,184	36,042	37,542	(7.9)%	(4.0)%
Transportation invoice dollar volume	$26,516,803	$28,090,514	$28,549,225	(5.6)	(1.6)
Expense management transaction volume(1)	27,292	27,525	28,713	(0.8)	(4.1)
Expense management dollar volume(1)	$13,458,230	$14,882,728	$13,831,228	(9.6)	7.6
Payment and processing revenue	$97,204	$107,953	$102,181	(10.0)	5.6
Bank service fees	$1,704	$1,386	$1,335	22.9	3.8
Gains (losses) on sales of investment securities	$1,075	$19	$(42)	5,557.9	(145.2)
Other	$458	$711	$602	(35.6)	18.1
(1)	Includes energy, telecom and environmental

Fee revenue and other income in 2020 compared to 2019 include the following significant pre-tax components:

In the transportation sector, invoice transaction and dollar volume decreased 8% and 6%, respectively, as the global pandemic reduced customers’ business activities. The manufacturing industry, which represents an important component of the transportation customer base, was constricted for a portion of the year before slowly opening back up towards the latter half of 2020. Expense management transaction volume decreased 1% and dollar volume decreased 10% as governmental restrictions in the restaurant, retail, and hospitality sectors curtailed business hours and consumers continued to be cautious about travel and entertainment, both creating lower utility usage. There were gains from the sale of securities in 2020 and 2019 of $1,075,000 and $19,000, respectively.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	December 31,			% Change
(In thousands)	2020	2019	2018	2020 v. 2019	2019 v. 2018
Average earning assets	$1,674,297	$1,472,399	$1,403,748	13.7%	4.9%
Net interest income (1)	$47,214	$49,501	$46,612	(4.6)%	6.2%
Net interest margin (1)	2.82%	3.36%	3.32%
Yield on earning assets (1)	2.96%	3.71%	3.59%
Rate on interest bearing liabilities	.0.49%	1.32%	1.00%
(1)	Presented on a tax-equivalent basis using a tax rate of 21% in 2020, 2019 and 2018.

The decrease in net interest income in 2020 compared to 2019 is primarily due to the Federal Reserve’s actions to lower the Federal Funds rate to near-zero levels, which adversely impacted net interest income and the net interest rate margin. The yield on interest-earning assets declined 75 basis points from 3.71% in 2019 to 2.96% in 2020 while the cost of interest-bearing liabilities declined 83 basis points from 1.32% in 2019 to 0.49% in 2020. However, the Company also had average balances of demand deposits and accounts and drafts payable of $356,400,000 and $803,600,000 in 2020, respectively that do not pay any interest. As such, when interest rates decline, interest income on assets funded by these balances decline but the cost paid on these balances remains at zero.

Total average loans increased $146,208,000, or 19%, to $906,361,000 largely due to the funding of PPP loans in addition to organic loan growth. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company’s highest yielding earning assets for any given maturity.

Total average investment in securities and certificates of deposit decreased $59,448,000, or 14%. The investment portfolio will expand and contract over time as the Company manages its liquidity and interest rate position.

Average interest bearing deposits in other financial institutions increased $94,532,000, or 82%. Average federal funds sold and other short-term investments increased $20,606,000, or 12%. These balances increased considerably in 2020 as governmental stimulus activity boosted deposit balances which contributed to the rise in federal funds sold and other short-term investments.

Total average interest-bearing deposits increased $85,567,000, or 22%, largely due to the impact of government stimulus and resulting cash deposits.

Average non-interest bearing demand deposits increased $80,132,000, or 29%, also largely due to the impact of government stimulus and resulting cash deposits.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

	2020			2019			2018
(In thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets (1)
Earning assets
Loans (2), (3):
Taxable	$906,361	$37,665	4.16%	$760,153	$36,461	4.80%	$709,280	$32,429	4.57%
Tax-exempt (4)	—	—	—	—	—	—	1,566	60	3.83
Securities (5):
Taxable	75,938	1,686	2.22	103,473	2,465	2.38	86,164	2,007	2.33
Tax-exempt (4)	289,316	8,993	3.11	319,911	9,924	3.10	362,726	11,473	3.16
Certificates of deposit	255	6	2.35	1,573	32	2.03	6,236	97	1.56
Interest-bearing deposits in other financial institutions	210,441	554	0.26	115,909	2,286	1.97	124,101	2,338	1.88
Federal funds sold and other short-term investments	191,986	672	0.35	171,380	3,526	2.06	113,675	1,944	1.71
Total earning assets	1,674,297	49,576	2.96	1,472,399	54,694	3.71	1,403,748	50,348	3.59
Non-earning assets
Cash and due from banks	16,979			15,455			13,336
Premises and equipment, net	19,623			21,319			22,355
Bank owned life insurance	17,817			17,489			17,142
Goodwill and other intangibles	18,132			15,433			14,354
Other assets	216,278			217,922			177,156
Allowance for credit/loan losses	(11,016)			(10,443)			(10,215)
Total assets	$1,952,110			$1,749,574			$1,637,876
Liabilities and Shareholders’ Equity (1)
Interest-bearing liabilities
Interest-bearing demand deposits	$398,585	$1,313	0.33%	$311,434	$3,686	1.18%	$302,816	$2,832.94%
Savings deposits	13,819	24	0.17	10,285	103	1.00	11,451	109.95
Time deposits >=$250	20,036	267	1.33	17,634	281	1.59	16,639	210	1.26
Other time deposits	47,970	756	1.58	55,490	1,121	2.02	41,045	585	1.43
Total interest-bearing deposits	480,410	2,360	0.49	394,843	5,191	1.31	371,951	3,736	1.00
Short-term borrowings	61	2	3.28	61	2	3.28	10	—	—
Total interest-bearing liabilities	480,471	2,362	0.49	394,904	5,193	1.32	371,961	3,736	1.00
Noninterest-bearing liabilities
Demand deposits	356,433			276,301			252,926
Accounts and drafts payable	803,605			785,202			745,713
Other liabilities	65,513			56,700			43,904
Total liabilities	1,706,022			1,513,107			1,414,504
Shareholders’ equity	246,088			236,467			223,372
Total liabilities and share-holders’ equity	$1,952,110			$1,749,574			$1,637,876
Net interest income (4)		$47,214			$49,501			$46,612
Net interest margin (4)			2.82%			3.36%			3.32%
Interest spread			2.47%			2.39%			2.59%
(1)	Balances shown are daily averages.
(2)

For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.

(3)	Interest income on loans includes net loan fees of $3,608,000, $650,000, and $393,000 for 2020, 2019 and 2018, respectively. 2020 loan fees include $3,057,000 of PPP loan fees.
(4)

Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% in 2020, 2019 and 2018. The tax-equivalent adjustment was approximately $1,889,000, $2,085,000, and $2,422,000 for 2020, 2019, and 2018, respectively.

(5)	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

	2020 Over 2019			2019 Over 2018
(In thousands)	Volume (1)	Rate (1)	Total	Volume(1)	Rate (1)	Total
Increase (decrease) in interest income:
Loans (2), (3):
Taxable	$6,476	$(5,272)	$1,204	$2,394	$1,638	$4,032
Tax-exempt (4)	—	—	—	(60)	—	(60)
Securities:
Taxable	(620)	(159)	(779)	411	47	458
Tax-exempt (4)	(951)	20	(931)	(1,332)	(217)	(1,549)
Certificates of deposit	(30)	4	(26)	(88)	23	(65)
Interest-bearing deposits in other financial institutions	1,086	(2,818)	(1,732)	(159)	107	(52)
Federal funds sold and other short-term investments	381	(3,235)	(2,854)	1,130	452	1,582
Total interest income	$6,342	$(11,460)	$(5,118)	$2,296	$2,050	$4,346
Interest expense on:
Interest-bearing demand deposits	$828	$(3,201)	$(2,373)	$83	$771	$854
Savings deposits	27	(106)	(79)	(11)	5	(6)
Time deposits >=$250	36	(50)	(14)	13	58	71
Other time deposits	(139)	(226)	(365)	245	291	536
Short-term borrowings	—	—	—	—	2	2
Total interest expense	752	(3,583)	(2,831)	330	1,127	1,457
Net interest income	$5,590	$(7,877)	$(2,287)	$1,966	$923	$2,889
(1)	The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
(2)	Average balances include nonaccrual loans.
(3)	Interest income includes net loan fees.
(4)	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% in 2020, 2019 and 2018.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $891,676,000 representing 40% of the Company's total assets as of December 31, 2020 and generated $37,665,000 in revenue during the year then ended. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2020.

Loans by Type	December 31,
(In thousands)	2020	2019	2018	2017	2016
Commercial and industrial	$298,984	$323,857	$277,091	$236,394	$214,767
Real estate (commercial and faith-based):
Mortgage	434,080	407,480	411,752	410,748	425,947
Construction	48,908	41,244	32,434	35,307	17,477
PPP	109,704	—	—	—	—
Industrial Revenue Bond	—	—	—	3,374	6,639
Other	—	57	310	408	36
Total loans	$891,676	$772,638	$721,587	$686,231	$664,866

Loans by Maturity as of December 31, 2020

	One Year Or Less		Over 1 Year Through 5 Years		Over 5 Years
(In thousands)	Fixed Rate	Floating Rate (1)	Fixed Rate	Floating Rate (1)	Fixed Rate	Floating Rate (1)	Total
Commercial and industrial	$33,534	$80,035	$93,495	$7,922	$66,226	$17,772	$298,984
Real Estate:
Mortgage	33,373	2,944	320,700	12,103	51,475	13,485	434,080
Construction	18,377	17,520	989	11,385	—	637	48,908
PPP	10	—	109,694	—	—	—	109,704
Total loans	$85,294	$100,499	$524,878	$31,410	$117,701	$31,894	$891,676
(1)	Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.

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

Loans increased $119,038,000, or 15%, to $891,676,000 during the year-ended December 31, 2020 compared to December 31, 2019, largely due to the funding of PPP loans in addition to organic loan growth. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Provision and Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments

The Company recorded a provision for credit/loan losses and off-balance sheet credit exposures of $810,000 in 2020 and $250,000 in 2019. There was no provision for loan losses in 2018. The amount of the provisions for credit losses was derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan recoveries of $20,000 and $81,000 in 2020 and 2019, respectively. The ACL was $11,944,000 at December 31, 2020 compared to an allowance for loan losses (“ALLL”) of $10,556,000 at December 31, 2019. The ACL represented 1.34% of outstanding loans at year-end 2020 and the ALLL represented 1.37% of outstanding loans at year-end 2019. Excluding PPP loans, the ACL represented 1.53% of total loans at December 31, 2020. The allowance for unfunded commitments was $567,000 at December 31, 2020 and there was no allowance for unfunded commitments at December 31, 2019. There were no nonperforming loans outstanding at December 31, 2020, 2019 or 2018.

The ACL has been established and is maintained to estimate the lifetime credit losses inherent in the loan portfolio. An ongoing assessment is performed to determine if the balance is adequate. Charges or credits are made to expense based on changes in the economic forecast, qualitative risk factors, loan volume, and individual loans. For loans that are individually evaluated, the Company uses two impairment measurement methods: 1) the present value of expected future cash flows and 2) collateral value.

The Company also utilizes ratio analysis to evaluate the overall reasonableness of the ACL compared to its peers and required levels of regulatory capital. Federal and state regulatory agencies review the Company’s methodology for maintaining the ACL. These agencies may require the Company to adjust the ACL based on their judgments and interpretations about information available to them at the time of their examinations.

The following schedule summarizes activity in the ACL and the allocation of the allowance to the Company’s loan categories.

Summary of Credit Loss Experience

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Allowance at beginning of year	$11,279	$10,225	$10,205	$10,175	$11,635
Loans charged-off:
Commercial and industrial	—	—	—	—	—
Real estate (commercial and faith-based):
Mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Other	—	—	—	—	—
Total loans charged-off	—	—	—	—	—
Recoveries of loans previously charged-off:
Commercial and industrial	19	81	20	30	39
Real estate (commercial and faith-based):
Mortgage	1	—	—	—	1
Construction	—	—	—	—	—
Other	—	—	—	—	—
Total recoveries of loans previously charged-off	20	81	20	30	40
Net loans recovered	(20)	(81)	(20)	(30)	(40)
Provision charged (credited) to expense	645	250	—	—	(1,500)
Allowance at end of year	$11,944	$10,556	$10,225	$10,205	$10,175
Cumulative effect of accounting change (ASU 2016-13)	—	723	—	—	—
Allowance at beginning of next year	$11,944	$11,279	$10,225	$10,205	$10,175
Allowance for unfunded commitments at beginning of year	$402	$—	$—	$—	$—
Provision charged to expense	165	—	—	—	—
Allowance for unfunded commitments at end of year	567	—	—	—	—
Cumulative effect of accounting change (ASU 2016-13)	—	402	—	—	—
Allowance for unfunded commitments at beginning of next year	$567	$402	$—	$—	$—
Loans outstanding:
Average	$906,631	$760,153	$710,846	$663,653	$678,061
December 31	891,676	772,638	721,587	686,231	664,866
Ratio of allowance for credit/loan losses to loans outstanding:
Average	1.32%	1.39%	1.44%	1.54%	1.50%
December 31	1.34%	1.37%	1.42%	1.49%	1.53%
Ratio of net recoveries to average loans outstanding	—	(.01)%	—	—	(.01)%
Allocation of allowance for credit/loan losses (1):
Commercial and industrial	$4,635	$4,874	$4,179	$3,652	$3,261
Real estate (commercial and faith-based):
Mortgage	6,892	5,370	5,378	5,356	5,689
Construction	417	312	244	266	132
Industrial Revenue Bond	—	—	—	52	101
Other (2)	—	—	424	879	992
Total	$11,944	$10,556	$10,225	$10,205	$10,175

Percentage of categories to total loans:
Commercial and industrial	33.5%	41.9%	38.4%	34.4%	32.3%
Real estate (commercial and faith-based):
Mortgage	48.7%	52.8%	57.1%	59.9%	64.1%
Construction	5.5%	5.3%	4.5%	5.1%	2.6%
PPP	12.3	—%	—%	—%	—%
Industrial Revenue Bond	—%	—%	—%	.59%	1.0%
Other	—%	—%	—%	.01%	—%
Total	100%	100.0%	100.0%	100.0%	100.0%
(1)	Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

Nonperforming Assets

Nonperforming loans are defined as loans on non-accrual status and loans 90 days or more past due but still accruing. Nonperforming assets include nonperforming loans plus foreclosed real estate. Troubled debt restructurings are not included in nonperforming loans unless they are on non-accrual status or past due 90 days or more.

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan for which collection is not probable. Subsequent payments received on such loans are applied to principal if collection of principal is not probable; otherwise, these receipts are recorded as interest income. There was no interest on nonaccrual loans for the years ended December 31, 2020 and 2019, respectively.

There were no nonaccrual loans or foreclosed assets at December 31, 2020 or December 31, 2019.

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

Summary of Nonperforming Assets

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Commercial and industrial:
Nonaccrual	$—	$—	$—	$—	$—
Contractually past due 90 days or more and still accruing	—	—	—	—	—
Real estate – mortgage:
Nonaccrual(1)	—	—	—	—	245
Contractually past due 90 days or more and still accruing	—	—	—	—	—
Total nonperforming loans	$—	$—	$—	$—	$245
Total foreclosed assets	—	—	—	—	—
Total nonperforming assets	$—	$—	$—	$—	$245
(1)	In October 2017, one nonaccrual loan with a balance of $215,000 was paid in full. In February 2016, one nonaccrual loan with a balance of $2,727,000 was paid in full.

Operating Expenses

Operating expenses in 2020 compared to 2019 include the following significant pre-tax components:

Personnel expense decreased $3,021,000, or 3%, to $88,062,000 as COVID-19 caused a decrease in invoice processing volumes and a corresponding decrease in personnel expense. Promotional expense decreased $1,654,000, or 43%, as employee travel-related expenses were limited throughout the year.

Income Tax Expense

Income tax expense in 2020 totaled $5,165,000 compared to $7,062,000 in 2019. When measured as a percent of pre-tax income, the Company’s effective tax rate was 17% in 2020 and 19% in 2019. The decrease in the effective tax rate in 2020 compared to 2019 was primarily due to tax-exempt income from municipal bonds being a larger percentage of total pretax income, in addition to the eligibility of additional tax credits.

Investment Portfolio

Investment portfolio changes from December 31, 2019 to December 31, 2020:

State and political subdivision securities decreased $18,473,000, or 6%, to $305,974,000. U.S. government agency securities decreased $45,966,000 to $51,752,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the

Company’s sources of funds and the economic outlook. During this period, the Company purchased securities totaling $20,043,000.

There was no single issuer of securities in the investment portfolio at December 31, 2020 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type
	December 31,
(In thousands)	2020	2019	2018
State and political subdivisions	$305,974	$324,447	$334,717
U.S. government agencies	51,752	97,718	104,822
Certificates of deposit	—	500	1,995
Total investments	$357,726	$422,665	$441,534

Investment Securities by Maturity
(At December 31, 2020)
(In thousands)	Within 1 Year	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Yield
State and political subdivisions	$26,244	$98,677	$166,157	$14,896	2.99	%(1)
U.S. government agencies	25,018	709	10,415	15,610	1.68%
Total investments	$51,262	$99,386	$176,572	$30,506	2.79%
Weighted average yield (1)	2.25%	3.18%	2.90%	1.91%	2.79%
(1)	Yields are presented on a tax-equivalent basis assuming a tax rate of 21% for 2020, 2019 and 2018.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits increased 41% from December 31, 2019 to $493,504,000 at December 31, 2020. The average balances of these deposits increased 29% in 2020 to $356,433,000. The increase in deposits during 2020 is primarily attributed to government related stimulus activity and the resulting increase in cash deposits. These balances are primarily maintained by commercial customers, faith-based ministries, and new payment and information processing relationships and can fluctuate on a daily basis.

Interest-bearing deposits increased $151,307,000, or 37%, to $557,352,000 at December 31, 2020. The average balances of these deposits increased 22% to $480,410,000 in 2020 from $394,843,000 in 2019. The increase in deposits during 2020 is primarily attributed to government related stimulus activity and the resulting increase in cash deposits.

Accounts and drafts payable generated by the Company in its payment processing operations increased $151,091,000, or 22%, to $835,386,000 at December 31, 2020. The average balance of these funds increased $18,403,000, or 2%, to $803,605,000 in 2020. This increase was the result of continued growth in the customer base. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential” which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

Maturities of Certificates of Deposit as of December 31, 2020

(In thousands)	$100 or Less	$100 to Less Than $250	$250 or More	Total
Three months or less	$1,013	$16,302	$1,187	$18,502
Three to six months	355	434	7,168	7,957
Six to twelve months	1,428	9,362	2,326	13,116
Over twelve months	1,295	8,900	6,215	16,410
Total	$4,091	$34,998	$16,896	$55,985

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

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds, totaled $670,528,000 at December 31, 2020, an increase of $466,574,000, or 229%, from December 31, 2019. The increase during 2020 is primarily attributed to government related stimulus activity and the resulting increase in cash deposits. At December 31, 2020, these assets represented 30% of total assets. Cash and cash equivalents are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $357,726,000 at December 31, 2020, a decrease of $64,939,000, or 15%, from December 31, 2019. These assets represented 16% of total assets at December 31, 2020 and were primarily state and political subdivision and treasury securities. Of the total portfolio, 14% mature in one year or less, 28% mature after one year through five years and 58% mature after five years.

As of December 31, 2020, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; UMB Bank $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; and JPM Chase Bank, $6,000,000. As of December 31, 2020, the Bank had secured lines of credit with the Federal Home Loan Bank (“FHLB”) of $191,992,000 collateralized by commercial mortgage loans. At December 31, 2020, the Company had lines of credit from UMB Bank of $75,000,000 and First Tennessee Bank of $75,000,000 collateralized by state and political subdivision securities. Under the lines of credit discussed above, there were no amounts outstanding at December 31, 2020 and $18,000,000 outstanding at December 31, 2019. The amount outstanding at the end of the 2019 was borrowed on December 31, 2019 and repaid on January 2, 2020.

In addition to the lines of credit discussed above, as of April 21, 2020 the Bank was approved for the Federal Reserve’s Paycheck Protection Program Lending Facility. The Bank can receive non-recourse loans with the previously mentioned PPP loans pledged as collateral. The Bank can borrow an amount up to 100% of the amount of the PPP loans, which was $109,704,000 as of December 31, 2020. There was no amount outstanding at December 31, 2020 for this line of credit.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities for the years 2020, 2019 and 2018 were $47,781,000, $42,126,000, and $48,335,000, respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2021. The Company anticipates the annual capital expenditures for 2021 should range from $5 million to $7 million. Capital expenditures in 2021 are expected to consist of equipment and software related to the payment and information processing services business.

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

New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2020, new business was added in both the transportation and facility expense management operations, driven by both successful marketing efforts and the solid market leadership position held by Cass.

During fiscal 2020, the actions taken by state and local governments to reduce the spread of the COVID-19 pandemic impacted the Company’s financial condition. For a discussion of trends and impacts to liquidity relating to COVID-19, refer to Note 1 “Basis of Presentation.”

Capital Resources

One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2020 as shown in Item 8, Note 2 of this report.

In 2020, cash dividends paid were $1.08 per share for a total of $15,599,000, an increase of $365,000, or 2%, compared to $1.05 per share for a total of $15,234,000 in 2019. The increase is attributable to the per-share amount paid.

Shareholders’ equity was $261,160,000, or 12% of total assets, at December 31, 2020, an increase of $16,970,000 over the balance at December 31, 2019. This increase resulted primarily from net income of $25,176,000 and a decrease in other comprehensive loss of $13,905,000. This increase was partially offset by cash dividends of $15,599,000 and the repurchase of treasury shares of $6,825,000.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements, state corporate laws and prudent and sound banking principles. As of December 31, 2020, unappropriated retained earnings of $48,680,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. The Company repurchased 162,901 shares at an aggregate cost of $6,825,000 during the year ended December 31, 2020 and 154,593 shares at an aggregate cost of $7,799,000 during the year ended December 31, 2019. As of December 31, 2020, 465,878 shares remained available for repurchase under the program. In October 2020, the Board restored the capacity of the buyback program to 500,000 shares. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, business and market conditions, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2020, an allowance for unfunded commitments of $567,000 had been recorded. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision and Allowance for Credit Losses and Unfunded Commitments”

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2020, the balance of loan commitments, standby and commercial letters of credit were $192,916,000, $10,609,000 and $955,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments. See Note 14 – Disclosures about Fair Value of Financial Instruments for more information.

The following table summarizes contractual cash obligations of the Company related to time deposits at December 31, 2020:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Time deposits	$55,985	$39,575	$16,362	$48	$—
Total	$55,985	$39,575	$16,362	$48	$0

During 2020, the Company made no contribution to its noncontributory defined benefit pension plan. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance.

For 2020, these assumptions were as follows:

Assumption	Rate
Weighted average discount rate	3.30%
Rate of increase in compensation levels	(a )
Expected long-term rate of return on assets	6.50%
(a)	6.00% graded down to 3.25% over the first seven years of service.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The Company faces market risk to the extent that its net interest income and its fair market value of equity are affected by changes in market interest rates. The asset/liability management discipline as applied by the Company seeks to limit the volatility, to the extent possible, of both net interest income and the fair market value of equity that can result from changes in market interest rates. This is accomplished by limiting the concentration of maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of fees and net interest income. However, as discussed below, the Company's asset/liability position often differs significantly from most other financial holding companies with significant positive cumulative "gaps" shown for each time horizon presented. This asset sensitive position is caused primarily by the operations of the Company, which generate large balances of accounts and drafts payable. These balances, which are noninterest bearing, contribute to the Company’s historical high net interest margin but cause the Company to become susceptible to changes in interest rates, with a decreasing net interest margin and fair market value of equity in periods of declining, like the Company is currently experiencing, interest rates and an increasing net interest margin and fair market value of equity in periods of rising interest rates.

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming 12 months under different interest rate scenarios in order to quantify potential changes in short-term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2020, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond 12 months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The economic impact of the COVID-19 pandemic has introduced significant uncertainty and market volatility. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2020:

Change in Interest Rates	% Change in Net Interest Income	% Change in Fair Market Value of Equity
+200 basis points	33%	32%
+100 basis points	16%	17%
Stable rates	—	—
-100 basis points	(3%)	(14%)
-200 basis points	(3%)	(11%)

Interest Rate Sensitivity Position

The following table presents the Company’s interest rate risk position at December 31, 2020 for the various time periods indicated:

(In thousands)	Variable Rate	0-90 Days	91-180 Days	181-364 Days	1-5 Years	Over 5 Years	Total
Interest-earning assets:
Loans:
Taxable	$164,783	$23,068	$7,024	$54,221	$524,879	$117,701	$891,676
Tax-exempt	—	—	—	—	—	—	—
Investment securities (1):
Tax-exempt	—	6,457	3,158	15,049	100,257	181,053	305,974
U.S. government agencies	—	—	—	—	709	26,025	26,734
Treasuries	—	25,018	—	—	—		25,018
Investments in the FHLB and FRB	1,381	—	—	—	—	—	1,381
Federal funds sold and other short-term investments	639,543	—	—	—	—	—	639,543
Total interest-earning assets	$805,707	$54,543	$10,182	$69,270	$625,845	$324,779	$1,890,326
Interest-sensitive liabilities:
Money market accounts	$372,751	$—	$—	$—	$—	$—	$372,751
Now accounts	107,532	—	—	—	—	—	107,532
Savings deposits	21,084	—	—	—	—	—	21,084
Time deposits:
$250K and more	—	1,187	7,168	2,326	6,215	—	16,896
Less than $250K	—	17,315	789	10,790	10,195	—	39,089
Total interest-sensitive liabilities	$501,367	$18,502	$7,957	$13,116	$16,410	$—	$557,352
Interest sensitivity gap:
Periodic	$304,340	$36,041	$2,224	$56,154	$609,435	$324,780	$1,332,974
Cumulative	304,340	340,381	342,605	398,759	1,008,194	1,332,974	1,332,974
Ratio of interest-earning assets to interest-sensitive liabilities:
Periodic	1.61	2.95	1.28	5.28	38.14	—	3.39
Cumulative	1.61	1.65	1.65	1.74	2.81	3.39	3.39
(1)	Balances shown reflect earliest re-pricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2020	2019
Assets
Cash and due from banks	$30,985	$18,076
Interest-bearing deposits in other financial institutions	393,810	172,422
Federal funds sold and other short-term investments	245,733	13,456
Cash and cash equivalents	670,528	203,954
Securities available-for-sale, at fair value	357,726	422,665

Loans	891,676	772,638
Less allowance for credit/loan losses	11,944	10,556
Loans, net	879,732	762,082
Payments in advance of funding	194,563	206,158
Premises and equipment, net	18,057	20,527
Investments in bank-owned life insurance	18,058	17,599
Goodwill	14,262	14,262
Other intangible assets, net	3,423	4,281
Other assets	46,886	112,715
Total assets	$2,203,235	$1,764,243

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$493,504	$351,091
Interest-bearing	557,352	406,045
Total deposits	1,050,856	757,136
Accounts and drafts payable	835,386	684,295
Short-term borrowings	—	18,000
Other liabilities	55,833	60,622
Total liabilities	1,942,075	1,520,053

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized, 15,505,772 shares issued at December 31, 2020 and 2019.	7,753	7,753
Additional paid-in capital	204,875	205,397
Retained earnings	99,062	90,341
Common shares in treasury, at cost (1,113,103 and 991,406 shares at December 31, 2020 and 2019, respectively)	(50,515)	(45,381)
Accumulated other comprehensive loss	(15)	(13,920)
Total shareholders’ equity	261,160	244,190
Total liabilities and shareholders’ equity	$2,203,235	$1,764,243

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2020	2019	2018
Fee Revenue and Other Income:
Information services payment and processing revenue	$97,204	$107,953	$102,181
Bank service fees	1,704	1,386	1,335
Gains (losses) on sales of securities	1,075	19	(42)
Other	458	711	602
Total fee revenue and other income	100,441	110,069	104,076

Interest Income:
Interest and fees on loans	37,665	36,461	32,477
Interest and dividends on securities:
Taxable	1,692	2,497	2,104
Exempt from federal income taxes	7,104	7,839	9,063
Interest on federal funds sold and other short-term investments	1,226	5,812	4,282
Total interest income	47,687	52,609	47,926

Interest Expense:
Interest on deposits	2,360	5,191	3,736
Interest on short-term borrowings	2	2	—
Total interest expense	2,362	5,193	3,736
Net interest income	45,325	47,416	44,190
Provision for credit/loan losses	810	250	—
Net interest income after provision for credit/loan losses	44,515	47,166	44,190
Total net revenue	144,956	157,235	148,266

Operating Expense:
Personnel	88,062	91,083	85,881
Occupancy	3,739	3,918	3,723
Equipment	6,568	6,140	5,610
Amortization of intangible assets	859	563	442
Other operating	15,387	18,065	16,263
Total operating expense	114,615	119,769	111,919
Income before income tax expense	30,341	37,466	36,347
Income tax expense	5,165	7,062	6,079
Net income	$25,176	$30,404	$30,268

Basic Earnings Per Share	$1.75	$2.11	$2.06
Diluted Earnings Per Share	1.73	2.07	2.03

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2020	2019	2018
Comprehensive Income:
Net income	$25,176	$30,404	$30,268
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	6,689	13,429	(7,534)
Tax effect	(1,592)	(3,196)	1,793
Reclassification adjustments for (gains) losses included in net income	(1,075)	(19)	42
Tax effect	256	5	(10)
FASB ASC 715 pension adjustment	12,548	(6,903)	341
Tax effect	(2,987)	1,643	(81)
Foreign currency translation adjustments	66	(7)	(103)
Other comprehensive income (loss)	13,905	4,952	(5,552)
Total comprehensive income	$39,081	$35,356	$24,716

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$25,176	$30,404	$30,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,269	10,939	11,238
Net (gains) losses on sales of securities	(1,075)	(19)	42
Stock-based compensation expense	2,267	3,144	3,006
Provision for credit/loan losses	810	250	—
Deferred income tax (benefit) expense	(874)	1,247	(3,521)
Increase (decrease) in current income tax liability	1,237	(1,838)	3,746
Increase (decrease) in pension liability	4,423	(1,916)	4,641
Decrease in accounts receivable	756	988	4,709
Other operating activities, net	3,792	(1,073)	(5,794)
Net cash provided by operating activities	47,781	42,126	48,335

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	21,943	4,648	58,520
Proceeds from maturities of securities available-for-sale	63,789	21,502	38,116
Purchase of securities available-for-sale	(20,043)	—	(82,022)
Net increase in loans	(119,183)	(50,970)	(35,336)
Decrease (increase) in payments in advance of funding	11,595	(45,381)	(21,674)
Purchases of premises and equipment, net	(2,001)	(2,723)	(4,399)
Asset acquisition of Gateway Giving, LLC	—	(2,833)	—
Net cash used in investing activities	(43,900)	(75,757)	(46,795)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	142,413	37,833	31,717
Net increase (decrease) in interest-bearing demand and savings deposits	166,289	(1,133)	(7,838)
Net (decrease) increase in time deposits	(14,982)	(1,490)	19,959
Net increase (decrease) in accounts and drafts payable	210,495	(22,400)	(19,595)
Net (decrease) increase in short-term borrowings	(18,000)	18,000	—
Cash dividends paid	(15,599)	(15,234)	(13,177)
Purchase of common shares for treasury	(6,825)	(7,799)	(8,838)
Other financing activities, net	(1,098)	(1,125)	(945)
Net cash provided by financing activities	462,693	6,652	1,283
Net increase (decrease) in cash and cash equivalents	466,574	(26,979)	2,823
Cash and cash equivalents at beginning of year	203,954	230,933	228,110
Cash and cash equivalents at end of year	$670,528	$203,954	$230,933

Supplemental information:
Cash paid for interest	$2,426	$5,181	$3,701
Cash paid for income taxes	4,732	7,604	6,723
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2017	$6,524	$204,631	$59,314	$(32,061)	$(13,320)	$225,088

Net income			30,268			30,268
Cash dividends ($.89 per share)			(13,177)			(13,177)
Stock dividend	1,229		(1,234)			(5)
Issuance of 33,039 common shares pursuant to stock-based compensation plan, net		(991)		624		(367)
Exercise of SARs		(876)		301		(575)
Stock-based compensation expense		3,006				3,006
Purchase of 169,143 common shares				(8,838)		(8,838)
Other comprehensive loss					(5,552)	(5,552)
Balance, December 31, 2018	$7,753	$205,770	$75,171	$(39,974)	$(18,872)	$229,848

Net income			30,404			30,404
Cash dividends ($1.05 per share)			(15,234)			(15,234)
Issuance of 34,810 common shares pursuant to stock-based compensation plan, net		(1,417)		1,358		(59)
Exercise of SARs		(2,100)		1,034		(1,066)
Stock-based compensation expense		3,144				3,144
Purchase of 154,593 common shares				(7,799)		(7,799)
Other comprehensive income					4,952	4,952
Balance, December 31, 2019	$7,753	$205,397	$90,341	$(45,381)	$(13,920)	$244,190

Cumulative effect of accounting change (ASU 2016-13), net of tax			(856)			(856)
Balance, January 1, 2020	$7,753	$205,397	$89,485	$(45,381)	$(13,920)	$243,334
Net income			25,176			25,176
Cash dividends ($1.08 per share)			(15,599)			(15,599)
Issuance of 72,448 common shares pursuant to stock-based compensation plan, net		(2,546)		1,550		(996)
Exercise of SARs		(243)		141		(102)
Stock-based compensation expense		2,267				2,267
Purchase of 162,901 common shares				(6,825)		(6,825)
Other comprehensive income					13,905	13,905
Balance, December 31, 2020	$7,753	$204,875	$99,062	$(50,515)	$(15)	$261,160

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies

Summary of Operations The Company provides payment and information services, which include processing and payment of transportation, energy, telecommunications and environmental invoices. These services include the acquisition and management of data, information delivery and financial exchange. The consolidated balance sheet captions, “Accounts and drafts payable” and “Payments in advance of funding,” represent the Company’s resulting financial position related to the payment services that are performed for customers. The Company also provides a full range of banking services to individual, corporate and institutional customers through the Bank, its wholly owned bank subsidiary.

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2019 and 2018 consolidated financial statements have been reclassified to conform to the 2020 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

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

Investment in Debt Securities The Company classifies its debt marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. Securities are periodically evaluated for credit losses in accordance with the guidance provided in FASB ASC Topic 326, Financial Instruments – Credit Losses.

For available for sale debt securities in an unrealized loss position, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the securities or believes it likely that it will be required to sell the security before the anticipated recovery. If neither condition is met, and the Company does not expect to recover the amortized cost basis, the Company determines whether the decline in fair value resulted from credit losses or other factors. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss has occurred, and an allowance for credit losses is recorded. The allowance for credit losses is limited by the amount that the fair value is less than the amortized cost basis. Any impairment not recorded through the provision for credit losses would be recognized in other comprehensive income.

Changes in the allowance for credit losses would be recorded as a provision for credit losses on the consolidated statements of income. Losses would be charged against the allowance for credit losses on securities when management believes the uncollectibility of an available for sale security is confirmed or when either of the conditions regarding intent or requirement to sell is met.

Prior to the adoption of ASU 2016 -13 as of January 1, 2020, the Company evaluated a decline in the fair value of any available-for-sale security below cost to determine whether the decline was deemed other than temporary and, if so, would result in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment was other than temporary, the Company considered guidance provided in the FASB ASC Topic 320, Investments – Debt and Equity Securities. When determining whether a debt security was other-than-temporarily impaired, the Company assessed whether it had the intent to sell the security and whether it was more likely than not that the Company would be required to sell prior to recovery of the amortized cost basis. Evidence considered in this assessment included the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.

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

Allowance for Credit Losses The ACL is increased by provisions charged to expense and is available to absorb charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the ACL. Management’s approach provides for estimated credit losses on loans in accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. These estimates are based upon a number of factors, such as payment history, financial condition of the borrower, expected future cash flows and collateral exposure.

The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries for amounts previously charged off and expected to be charged off do not exceed the aggregate of amounts previously charged off and expected to be charged off.

Management estimated the allowance balance using relevant available information from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts based on economic factors, such as GDP. Historical credit loss experience, of both the Company and similar peer banks, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for lending management experience, asset quality trends, borrower’s ability to pay, collateral, and other environmental factors. The ACL is measured on a collective pool basis when similar risk characteristics exist. Management believes the ACL is adequate to absorb expected losses in the loan portfolio.

Loans

The ACL is measured on a collective pool basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

Commercial & Industrial (“C&I”) – C&I loans consist of loans to small and medium-sized businesses in a wide variety of industries, franchise lending, and equipment financing to companies of all sizes. These loans are generally collateralized by inventory, accounts receivable, equipment, and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risk arises primarily due to a difference between expected and actual cash flows of the borrower. However, the recoverability of these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. Included within C&I are revolving loans supported by borrowing bases that fluctuate depending on the amount of underlying collateral.

Commercial Real Estate (“CRE”) – CRE loans include various types of loans for which the Company holds real property as collateral. Commercial real estate lending activity is typically restricted to owner-occupied properties or to investor properties that are owned by customers with a current banking relationship. The primary risks of CRE loans include the borrower’s inability to pay and material decreases in the value of the real estate being held as collateral.

Faith-based CRE – Faith-based CRE loans include loans to faith-based ministries for which the Company holds real property as collateral. The primary risks of faith-based CRE loans include the borrower’s inability to pay and material decreases in the value of the real estate being held as collateral.

Construction and Land Development – The Company originates loans to finance construction projects including faith-based and commercial projects. Construction loans are generally collateralized by first liens on the real estate and have floating interest rates. The primary risks of construction loans are construction completion and timing risk. Adverse economic conditions may negatively impact the borrowers’ ability to complete the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.

The ACL is calculated as the difference between the amortized cost basis and the projections from the weighted-average remaining maturity ("WARM") model that the Company developed. The WARM model utilizes an attrition analysis, including events such as payoffs, matured loans, and renewals in the borrowers’ control, to anticipate the length of time it would take for each portfolio segment to runoff. Management incorporates a one year GDP forecast and an immediate reversion to peer historical loss rates to determine the annual charge off rates over the estimated life of the loans. After the reasonable and supportable forecast period, the model reverts to long-run historical average loss rates of its peers. However, for the faith-based CRE ACL, beyond the reasonable and supportable forecast period, loss rates are reverted immediately to the Company’s long-run historical averages, as this represents a unique loan segment to the peer portfolios. The economic forecast is based on management’s assessment of the length and pattern of the current economic cycle. The resulting annual charge off rate determined for each year in the WARM model is applied to the loan balances estimated in the attrition analysis.

Management accounts for the inherent uncertainty of the underlying economic forecast by reviewing forecast scenarios. Additionally, the ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth and loan concentrations. The Company has elected to exclude accrued interest receivable ("AIR") from the allowance for credit losses calculation. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

The determination and application of the ACL accounting policy involves judgments, estimates, and uncertainties that are subject to change. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on the Company’s financial condition, liquidity or results of operations. Various regulatory agencies, as an integral part of the examination process, periodically review the ACL. Such agencies may require the Company to recognize additions to the ACL or reserve increases to adversely graded classified loans based on information available to them at the time of their examinations.

The ACL is decreased by net charge-offs and is increased by provisions for credit losses that are charged to the consolidated statements of operations. Charge-offs, if any, are typically measured for each loan based on a thorough analysis of the most probable source of repayment, such as the present value of the loan’s expected future cash flows, the loan’s estimated fair value, or the estimated fair value of the underlying collateral less costs of disposition for collateral-dependent loans. When it is determined that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the ACL.

Unfunded loan commitments

In addition to the ACL for funded loans, the Company maintains reserves to cover the risk of loss associated with off-balance sheet unfunded loan commitments. The allowance for off-balance sheet credit losses is maintained within other liabilities in the statements of financial condition. Under the CECL framework, adjustments to this liability are recorded as provision for credit losses in the consolidated statements of operations. Unfunded loan commitment balances are evaluated by loan segment. In order to establish the required level of reserve, the Company applies average historical utilization rates and ACL loan model loss rates for each loan segment to the outstanding unfunded commitment balances.

Investment securities

Management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings. If either of the above criteria is not met, the Company will evaluate whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss. For U.S. agency-backed securities where the risk of nonpayment of the amortized cost basis is zero, the Company will not measure expected credit losses on these securities. When the loss is not considered a result of credit loss, the cost basis of the security is written down to fair value, with the loss charge recognized in AOCI. Credit losses are not estimated for AIR from investment securities as interest deemed uncollectible is written off through interest income.

Allowance for Loan Losses Prior to the adoption of ASU 2016-13 as of January 1, 2020, the Company determined reserves for losses on the loan portfolio in the ALLL. The ALLL was increased by provisions charged to expense and was available to absorb charge-offs, net of recoveries. Management utilized a systematic, documented approach in determining the appropriate level of the ALLL. Management’s approach provided for estimated credit losses on individually evaluated loans in accordance with FASB ASC 310, Allowance for Credit Losses (“ASC 310”). These estimates were based upon a number of factors, such as payment history, financial condition of the borrower, expected future cash flows and discounted collateral exposure.

Estimated credit losses inherent in the remainder of the portfolio were estimated in accordance with FASB ASC 450, Contingencies. These loans were segmented into groups based on similar risk characteristics. Historical loss rates for each risk group, which were updated quarterly, were generally quantified using all recorded loan charge-offs and recoveries over a prescribed look-back period. These historical loss rates for each risk group were used as the starting point to determine the level of the allowance. The Company’s methodology incorporated an estimated loss emergence period for each risk group. The loss emergence period was the period of time from when a borrower experienced a loss event and when the actual loss was recognized in the financial statements, generally at the time of initial charge-off of the loan balance. The Company’s methodology also included qualitative risk factors that allowed management to adjust its estimates of losses based on the most recent information available and to address other limitations in the quantitative component that was based on historical loss rates. Such risk factors were generally reviewed and updated quarterly, as appropriate, and were adjusted to reflect changes in national and local economic conditions and developments, the volume and severity of delinquent and internally classified loans, loan concentrations, assessment of trends in collateral values, assessment of changes in borrowers’ financial stability, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

Management believed the ALLL was adequate to absorb probable losses in the loan portfolio. Additionally, various regulatory agencies, as an integral part of their examination process, periodically reviewed the Company’s ALLL. Such agencies may have required the Company to increase the ALLL based on information available to them at the time of their examinations.

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

Foreclosed Assets Real estate acquired as a result of foreclosure is initially recorded at fair value less estimated selling costs. Fair value is generally determined through the receipt of appraisals. Any write down to fair value at the time the property is acquired is recorded as a charge-off to the allowance for credit losses. Any decline in the fair value of the property subsequent to acquisition is recorded as a charge to non-interest expense.

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

Non-marketable Equity Investments The Company accounts for non-marketable equity investments, in which it holds less than a 20% ownership, as equity investments without readily determinable fair values. As a result, the carrying value of the investment is determined under the measurement alternative of cost, less impairment (if any), adjusted for fair value changes when observable prices are available. The Company periodically evaluates for impairment of these investments. In performing this evaluation, the Company considers various factors including the investee's financial condition, results of operations, operating trends and other financial ratios. Non-marketable equity investments are included in other assets on the consolidated balance sheets.

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

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2020, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10. The Company follows FASB ASC 715, - Compensation – Retirement Benefits (“ASC 715”), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Fair Value Measurements The Company follows the provisions of FASB ASC 820, - Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and outlines disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy for valuation techniques is used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. Financial instrument valuations are considered Level 1 when they are based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instrument valuations use quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Financial instrument valuations are considered Level 3 when they are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable, and when determination of the fair value requires significant management judgment or estimation. The Company records securities available for sale at their fair values on a recurring basis using Level 2 valuations. Additionally, the Company records impaired loans and other real estate owned at their fair value on a nonrecurring basis. The nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or impairment write-downs of individual assets.

Impact of New and Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard is effective for fiscal periods beginning after December 15, 2019. The CARES Act was signed into law on March 27, 2020 and included provisions that temporarily delayed the required implementation date of ASU 2016-13 to the earlier of the end of the national pandemic or December 31, 2020. The CAA was signed into law on December 27, 2020 and extended the deferral of required implementation of ASU 2016-13 to the earlier of the first day of a company’s fiscal year that begins after the date the COVID-19 national emergency comes to an end or January 1, 2022. The Company elected to defer the adoption of ASU 2016-13 until December 31, 2020 with an effective date of January 1, 2020.

The ASU required measurement and recognition of expected credit losses for financial instruments held at amortized cost, which include allowances for credit losses expected over the life of the portfolio, rather than incurred losses, which include allowances for current known and inherent losses within the portfolio. Under this standard, the Company is required to hold an allowance equal to the expected life-of-loan losses on the loan portfolio. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit and other similar instruments. In addition, ASU 2016-13 made changes to the accounting for available-for-sale debt securities.

The Company adopted ASU 2016-13 using a modified retrospective approach. Results for annual reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Upon adoption, the Company recognized increases of $723,000 in the allowance for credit losses and $402,000 in the reserve for unfunded commitments, with a corresponding reduction to retained earnings, net of tax, of $856,000. No credit loss allowance was required upon adoption for the investment securities portfolio. Consistent with the provisions of the CARES Act, results for quarterly reporting periods beginning after December 31, 2020 in the Company’s Form 10-Q will be presented under ASU 2016-13 while prior quarterly period amounts continue to be reported in accordance with previously applicable GAAP.

The following table illustrates the impact of the adoption of ASU 2016-13:

(In thousands)	December 31, 2019	Impact of ASU 2016-13 Adoption	As Reported Under ASU 2016-13
Assets:
Allowance for loan/credit losses on loans	$10,556	$723	$11,279
Deferred tax asset	2,298	269	2,567
Liabilities:
Reserve for unfunded commitments	—	402	402
Shareholders’ equity:
Retained earnings	90,341	(856)	89,485

Risks and Uncertainties

On March 11, 2020, the WHO declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. This response to the COVID-19 pandemic has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.

In late fiscal 2020, vaccines for combatting COVID-19 were approved by health agencies and began to be administered. However, initial quantities of vaccines are limited and vaccine distributions, controlled by local authorities, are being allocated, generally first to front-line health care workers and other essential workers and next to those members of individual populations believed most susceptible to severe effects from COVID-19. The timeline of full administration of the COVID-19 vaccines is uncertain and fluctuating, but is widely thought to be unlikely to occur in most jurisdictions until mid to late 2021. The impact of COVID-19, including the impact of restrictions imposed to combat its spread, could result in additional and prolonged business closures, work restrictions and activity restrictions.

The Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2020 and the breadth of the impact of the global presence of COVID-19 on the Company’s business is currently unknown. The Company is closely monitoring developments related to COVID-19 checking regularly for updated information and recommendations from the WHO and the CDC, from national, state, and local governments, and evaluating courses of action being taken by peers. The duration and severity of the effect of COVID-19 on economic, market and business conditions and the timeline and shape of recovery from the pandemic remain uncertain. At this time, the Company remains subject to heightened business, operational, market, credit and other risks related to the COVID-19 pandemic, including, but not limited to, those discussed below, which may have an adverse effect on business, financial condition and results of operations.

Financial position and results of operations - The global health crisis caused by COVID-19 has and will continue to negatively impact business activity throughout the world. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, have had, and continue to have, an adverse impact on the Company’s financial results and are discussed in more detail below. Although in various locations certain activity restrictions have been relaxed with some success, many states and localities are experiencing significant increases in the number of COVID-19 cases, prompting a reinstatement of prior activity restrictions in some locations and the need for additional aid and other forms of relief for affected individuals, businesses and other entities. When and if COVID-19 is demonstrably contained, the Company anticipates a rebound in economic activity; however, any such rebound is contingent upon the rate and effectiveness of the containment efforts deployed by federal, state, and local governments. In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that have occurred and could continue to occur, the aggregate impact that COVID-19 could have on the Company’s financial condition and operating results remains highly uncertain.

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

To the extent the business disruption continues for an extended period, additional cost control actions will be considered. Future asset impairment charges, increases in allowance for credit losses, or restructuring charges could be more likely and will be dependent on the severity and duration of this crisis and its effect on the Company’s borrowers.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital and common equity Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2020 and 2019, the Company and the Bank met all capital adequacy requirements to which they are subject.

Effective July 2, 2013, the Federal Reserve Board approved final rules known as the “Basel III Capital Rules” that substantially revised the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Basel III Capital Rules implement aspects of the Basel III capital framework agreed upon by the Basel Committee and incorporate changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, the Basel III Capital Rules establish stricter capital requirements and calculation standards, as well as more restrictive risk weightings for certain loans and facilities. The Basel III Capital Rules were effective for the Company and the Bank on January 1, 2015, subject to a phase-in period that ended on January 1, 2019.

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2020, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, common equity Tier I risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company has traditionally paid a quarterly cash dividend to its shareholders. Subsidiary dividends can be a significant source of funds for payment of dividends by the Company to its shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2020, unappropriated retained earnings of $48,680,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. In addition to regulatory requirements and considerations, any payment of dividends in the future will depend on the Company’s earnings, financial condition and other factors considered relevant by the Company’s Board of Directors.

There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2020 and 2019.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount Ratio		Amount Ratio		Amount Ratio
At December 31, 2020
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$255,332	21.41%	$95,388	8.00%	$	N/A	N/A	%
Cass Commercial Bank	171,298	21.46	63,855	8.00		79,819	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	243,388	20.41	53,656	4.50		N/A	N/A
Cass Commercial Bank	161,300	20.21	35,918	4.50		51,882	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	243,388	20.41	71,541	6.00		N/A	N/A
Cass Commercial Bank	161,300	20.21	47,891	6.00		63,855	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	243,388	11.52	84,511	4.00		N/A	N/A
Cass Commercial Bank	161,300	14.48	44,543	4.00		55,679	5.00

At December 31, 2019
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$249,954	19.70%	$101,530	8.00%	$	N/A	N/A	%
Cass Commercial Bank	154,011	19.32	63,778	8.00		79,722	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	239,398	18.86	57,110	4.50		N/A	N/A
Cass Commercial Bank	145,673	18.27	35,875	4.50		51,819	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	239,398	18.86	76,147	6.00		N/A	N/A
Cass Commercial Bank	145,673	18.27	47,833	6.00		63,778	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	239,398	13.24	72,329	4.00		N/A	N/A
Cass Commercial Bank	145,673	16.64	35,012	4.00		43,765	5.00

Note 3

Investment in Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale at December 31, 2020 and 2019 are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
State and political subdivisions	$287,059	$18,915	$	─	$305,974
U.S. government agencies	50,988	764		─	51,752
Total	$338,047	$19,679	$	─	$357,726

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$310,720	$13,727	$—	$324,447
U.S. government agencies	97,380	507	169	97,718
Certificates of deposit	500	—	—	500
Total	$408,600	$14,234	$169	$422,665

The fair values of securities with unrealized losses are as follows:

	December 31, 2019
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair value	Unrealized Losses
U.S. government agencies	3,801	12	17,593	157	21,394	169
Total	$3,801	$12	$17,593	$157	$21,394	$169

There were no securities in an unrealized loss position as of December 31, 2020 compared to 9 securities, or 3% (7 greater than 12 months), in an unrealized loss position as of December 31, 2019.

The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2020
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$49,384	$49,681
Due after 1 year through 5 years	96,118	100,966
Due after 5 years through 10 years	163,035	176,573
Due after 10 years	29,510	30,506
Total	$338,047	$357,726

The premium related to the purchase of state and political subdivisions was $6,013,000 and $6,408,000 in 2020 and 2019, respectively.

There were no securities pledged to secure public deposits and for other purposes at December 31, 2020.

Proceeds from sales of debt securities classified as available-for-sale were $21,943,000 in 2020, $4,648,000 in 2019, and $58,520,000 in 2018. Gross realized gains on the sales in 2020, 2019, and 2018 were $1,075,000, $19,000, and $180,000, respectively. There were no gross realized losses on sales in 2020 or 2019 and gross realized losses of $222,000 in 2018.

As described in Note 1, the Company adopted ASU 2016-13 effective January 1, 2020. The adoption of ASU 2016-13 had no impact to the Company's available for sale securities reported in its consolidated financial statements at January 1, 2020. For 2020, the Company did not recognize a credit loss expense on any available for sale debt securities.

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

A summary of loan categories is as follows:

	December 31,
(In thousands)	2020	2019
Commercial and industrial	$298,984	$323,857
Real estate:
Commercial:
Mortgage	100,419	101,654
Construction	25,090	25,299
Faith-based:
Mortgage	333,661	305,826
Construction	23,818	15,945
PPP	109,704	─
Other	─	57
Total loans	$891,676	$772,638

The following table presents the aging of loans by loan categories at December 31, 2020:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
Commercial and industrial	$298,984	$—	$—	$—	$—	$298,984
Real estate
Commercial:
Mortgage	100,419	—	—	—	—	100,419
Construction	25,090	—	—	—	—	25,090
Faith-based:
Mortgage	333,661	—	—	—	—	333,661
Construction	23,818	—	—	—	—	23,818
PPP	109,704	—	—	—	—	109,704
Total	$891,676	$—	$—	$—	$—	$891,676

The following table presents the aging of loans by loan categories at December 31, 2019:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
Commercial and industrial	$323,857	$—	$—	$—	$—	$323,857
Real estate
Commercial:
Mortgage	101,654	—	—	—	—	101,654
Construction	25,299	—	—	—	—	25,299
Faith-based:
Mortgage	305,826	—	—	—	—	305,826
Construction	15,945	—	—	—	—	15,945
Other	57	—	—	—	—	57
Total	$772,638	$—	$—	$—	$—	$772,638

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2020:

(In thousands)	Loans Subject to Normal Monitoring(1)	Performing Loans Subject to Special Monitoring(2)	Nonperforming Loans Subject to Special Monitoring(2)	Total Loans
Commercial and industrial	$284,882	$14,102	$—	$298,984
Real estate
Commercial:
Mortgage	99,044	1,375	—	100,419
Construction	25,090	—	—	25,090
Faith-based:
Mortgage	330,554	3,107	—	333,661
Construction	23,818	—	—	23,818
PPP	109,704	—	—	109,704
Total	$873,092	$18,584	$—	$891,676
(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The Company had one loan that was considered impaired in the amount of $2,500,000 at December 31, 2020. This loan was individually evaluated for impairment, resulting in a specific allowance for credit loss of $500,000.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2019:

(In thousands)	Loans Subject to Normal Monitoring(1)	Performing Loans Subject to Special Monitoring(2)	Nonperforming Loans Subject to Special Monitoring(2)	Total Loans
Commercial and industrial	$321,554	$2,303	$—	$323,857
Real estate
Commercial:
Mortgage	100,346	1,308	—	101,654
Construction	25,299	—	—	25,299
Faith-based:
Mortgage	304,513	1,313	—	305,826
Construction	15,945	—	—	15,945
Other	57	—	—	57
Total	$767,714	$4,924	$—	$772,638
(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The recorded investment by category for loans considered as troubled debt restructuring during the year ended December 31, 2020 is as follows:

(In thousands)	Number of Loans	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance
Commercial and industrial	1	$8,773	$8,773
Faith-based real estate	1	1,029	1,029
Total	2	$9,802	$9,802

During the year ended December 31, 2020, two loans were restructured to change the amortization schedule to reduce payments from the borrowers while the contractual interest rate remained unchanged. These loans did not have a specific allowance for credit loss allocated to them at December 31, 2020. There were no loans restructured for the year ended December 31, 2019. There were no loans restructured that subsequently defaulted during the years ended December 31, 2020 or 2019.

A summary of the ACL by category for the period ended December 31, 2020 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Allowance for credit losses on loans:
Balance at December 31, 2019	$4,874	$1,528	$3,842	$312	$10,556
Cumulative effect of accounting change (ASU 2016-13)	(526)	(401)	1,636	14	723
Balance at January 1, 2020	4,348	1,127	5,478	326	11,279
Provision for credit losses	268	48	238	91	645
Recoveries	19	—	1	—	20
Balance at December 31, 2020	$4,635	$1,175	$5,717	$417	$11,944

The increase in the provision for credit losses on loans during the year ended December 31, 2020 is due to the Company’s forecast of macroeconomic factors, which decreased during 2020, primarily due to the COVID-19 pandemic.

A summary of the activity in the allowance for loan losses for the period ended December 31, 2019 is as follows:

(In thousands)	December 31, 2018	Charge- Offs	Recoveries	Provision	December 31, 2019
Commercial and industrial	$4,360	$—	$81	$433	$4,874
Real estate
Commercial:
Mortgage	1,478	—	—	50	1,528
Construction	93	—	—	98	191
Faith-based:
Mortgage	4,132	—	—	(290)	3,842
Construction	162	—	—	(41)	121
Total	$10,225	$—	$81	$250	$10,556

As of December 31, 2020 and 2019, there were loans totaling $161,475 and $167,429, respectively, to affiliates of executive officers or directors.

Note 5

Premises and Equipment

A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2020	2019
Land	$873	$873
Buildings	14,763	14,763
Leasehold improvements	1,953	1,843
Furniture, fixtures and equipment	12,897	12,104
Purchased software	4,278	3,973
Internally developed software	19,538	18,780
	54,302	52,336
Less accumulated depreciation	36,245	31,809
Total	$18,057	$20,527

Total depreciation charged to expense in 2020, 2019 and 2018 amounted to $4,471,000, $4,227,000, and $3,954,000, respectively.

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

Details of the Company’s intangible assets are as follows:

	December 31, 2020		December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$4,778	$(3,902)	$4,778	$(3,463)
Patent	72	(24)	72	(20)
Non-compete agreements	332	(332)	332	(332)
Software	2,844	(731)	2,844	(358)
Trade Name	190	(13)	190	(3)
Other	500	(291)	500	(259)
Unamortized intangible assets:
Goodwill (1)	14,489	(227)	14,489	(227)
Total intangible assets	$23,205	$(5,520)	$23,205	$(4,662)
(1)	Amortization through December 31, 2001 prior to adoption of ASC 350.

The customer lists are amortized over 7 and 10 years; the patents over 18 years, the non-compete agreements over 2 and 5 years, software over 3 years and 7 years, the trade name over 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $859,000, $563,000, and $442,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated future amortization of intangibles is $859,000 in 2021, $540,000 in both 2022 and 2023, $498,000 in 2024 and $489,000 in 2025.

Note 7

Interest-Bearing Deposits

Interest-bearing deposits consist of the following:

	December 31,
(In thousands)	2020	2019
Interest-bearing demand deposits	$480,283	$322,027
Savings deposits	21,084	13,051
Time deposits:
Less than $100	4,091	4,927
$100 to less than $250	34,998	48,353
$250 or more	16,896	17,687
Total	$557,352	$406,045
Weighted average interest rate	0.49%	1.32%

Interest on deposits consists of the following:

	December 31,
(In thousands)	2020	2019	2018
Interest-bearing demand deposits	$1,313	$3,686	$2,832
Savings deposits	24	103	109
Time deposits:
Less than $100	550	905	433
$100 to less than $250	206	216	152
$250 or more	267	281	210
Total	$2,360	$5,191	$3,736

The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2020		2019
(In thousands)	Amount	Percent of Total	Amount	Percent of Total
Due within:
One year	$39,575	70.7%	$47,881	67.5%
Two years	10,470	18.7	15,813	22.3
Three years	5,892	10.5	5,584	7.8
Four years	─	─	1,689	2.4
Five years	48	0.1	─	─
Total	$55,985	100.0%	$70,967	100.0%

Note 8

Unused Available Lines of Credit

As of December 31, 2020, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; UMB Bank $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; and JPM Chase Bank, $6,000,000. As of December 31, 2020, the Bank had secured lines of credit with the Federal Home Loan Bank of $191,992,000 collateralized by commercial mortgage loans. At December 31, 2020, the Company had lines of credit from UMB Bank of $75,000,000 and First Tennessee Bank of $75,000,000 collateralized by state and political subdivision securities. Under the lines of credit discussed above, there were no amounts outstanding at December 31, 2020 and $18,000,000 outstanding at December 31, 2019. The amount outstanding at the end of the 2019 was borrowed on December 31, 2019 and repaid on January 2, 2020.

In addition to the lines of credit discussed above, as of April 21, 2020 the Bank was approved for the Federal Reserve’s Paycheck Protection Program Lending Facility. The Bank can receive non-recourse loans with the previously mentioned PPP loans pledged as collateral. The Bank can borrow an amount up to 100% of the amount of the PPP loans, which was $109,704,000 as of December 31, 2020. There was no amount outstanding at December 31, 2020 for this line of credit.

Note 9

Common Stock and Earnings per Share

The table below shows activity in the outstanding shares of the Company’s common stock during 2020.

2020
Shares outstanding at January 1	14,514,366
Issuance of common stock:
Employee restricted stock grants	7,748
Employee restricted stock unit vests	1,890
Performance-based stock	20,287
Employee SARs exercised	3,484
Directors’ compensation	12,757
Shares repurchased	(162,901)
Shares forfeited	(4,962)
Shares outstanding at December 31	14,392,669

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

The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data)	2020	2019	2018
Basic:
Net income	$25,176	$30,404	$30,268
Weighted average common shares outstanding	14,364,406	14,434,445	14,675,136
Basic earnings per share	$1.75	$2.11	$2.06
Diluted:
Net income	$25,176	$30,404	$30,268
Weighted average common shares outstanding	14,364,406	14,434,445	14,675,136
Effect of dilutive restricted stock, performance based restricted stock (“PBRS”), and SARs	202,541	257,480	239,066
Weighted average common shares outstanding assuming dilution	14,566,947	14,691,925	14,914,202
Diluted earnings per share	$1.73	$2.07	$2.03

Note 10

Employee Benefit Plans

Defined Benefit Plan

The Company has a noncontributory defined-benefit pension plan (the “Plan”), which covers eligible employees. Effective December 31, 2016, the Plan was closed to all new participants. Additionally, prior to the end of 2020, the Company notified existing participants that benefits would be frozen as of February 28, 2021. The freezing of the benefits reduced the projected benefit obligation by $18,322,000 at December 31, 2020. The Company accrues and makes contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the Plan over a period of approximately 30 years.

A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

(In thousands)	2020	2019
Projected benefit obligation:
Balance, January 1	$119,827	$96,401
Service cost	4,329	3,554
Interest cost	3,908	4,103
Actuarial loss	15,087	18,334
Plan amendments	(18,322)	─
Benefits paid	(2,794)	(2,565)
Balance, December 31	$122,035	$119,827
Plan assets:
Fair value, January 1	$94,634	$74,580
Actual return	14,827	15,719
Employer contribution	—	6,900
Benefits paid	(2,794)	(2,565)
Fair value, December 31	$106,667	$94,634
Funded status:
Accrued pension liability	$(15,368)	$(25,192)

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2020, 2019 and 2018, the Plan’s expected benefit cash flows were discounted using the FTSE Above Median Double-A Curve. For 2020, the Pri-2012 Mortality Table and MP-2020 Mortality Improvement Scale were used. For 2019, the Pri-2012 Mortality Table and MP-2019 Mortality Improvement Scale were used. For 2018, the RP-2014 Mortality Table and the MP-2018 Mortality Improvement Scale were used.

	2020	2019	2018
Weighted average discount rate	2.55%	3.30%	4.30%
Rate of increase in compensation levels	(a)	(a)	(a)
(a)	6.0% graded down to 3.25% over the first seven years of service.

The accumulated benefit obligation was $121,095,000 and $103,736,000 as of December 31, 2020 and 2019, respectively. The Company did not make a contribution during 2020, while in 2019 a contribution of $6,900,000 was made to the Plan. The Company has not determined if it will make a contribution to the Plan in 2021. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:

Amount
2021	$3,357,000
2022	3,735,000
2023	4,118,000
2024	4,340,000
2025	4,534,000
2026-2030	25,820,000

The Plan’s pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Service cost – benefits earned during the year	$4,329	$3,555	$4,017
Interest cost on projected benefit obligations	3,908	4,103	3,703
Expected return on plan assets	(6,049)	(4,753)	(5,202)
Net amortization and deferral	1,946	1,559	1,522
Net periodic pension cost	$4,134	$4,464	$4,040

The following represent the major assumptions used to determine the net pension cost of the Plan:

	2020	2019	2018
Weighted average discount rate	3.30%	4.30%	3.75%
Rate of increase in compensation levels	(a )	(a )	(a )
Expected long-term rate of return on assets	6.50%	6.50%	6.50%
(a)	6.0% graded down to 3.25% over the first seven years of service

For 2020, the Pri-2012 Mortality Table and the MP-2019 Mortality Improvement Table were used. For 2019, the RP-2014 Mortality Table and the MP-2018 Mortality Improvement Table were used. For 2018, the RP-2014 Mortality Table and the MP-2017 Mortality Improvement Table were used.

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

Asset Class	% of Total Portfolio	One-Year Nominal Return	Annual Standard Deviation
Core Fixed Income	51%	3.04%	3.85%
Large Cap U.S. Equities	14%	6.45%	16.00%
Small Cap U.S. Equities	5%	7.45%	20.15%
International (Developed)	25%	7.95%	17.83%
International (Emerging)	5%	10.14%	25.40%

Applying appropriate correlation factors between each of the asset classes the long-term rate of return on assets is estimated to be 6.50%.

A summary of the fair value measurements by type of asset is as follows:

	Fair Value Measurements as of December 31,
	2020			2019
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)
Cash	$484	$484	$—	$462	$462	$—
Equity securities
U.S. Small/Mid Cap Growth	5,530	—	5,530	4,491	—	4,491
Non-U. S. Core	26,342	—	26,342	23,975	—	23,975
U.S. Large Cap Passive	17,520	—	17,520	13,523	—	13,523
Emerging Markets	5,882	—	5,882	4,559	—	4,559
Fixed Income
U.S. Core	23,467	—	23,467	27,046	—	27,046
U.S. Passive	21,680	—	21,680	15,255	—	15,255
Opportunistic	5,762	—	5,762	5,323	—	5,323
Total	$106,667	$484	$106,183	$94,634	$462	$94,172

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

A summary of the activity in the SERP’s projected benefit obligation and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2020	2019
Benefit obligation:
Balance, January 1	$11,712	$10,097
Service cost	121	97
Interest cost	347	408
Benefits paid	(291)	(262)
Actuarial loss	1,523	1,372
Balance, December 31	$13,412	$11,712

The following represent the major assumptions used to determine the projected benefit obligation of the SERP. For 2020, 2019 and 2018, the SERP’s expected benefit cash flows were discounted using the FTSE Above Median Double-A Curve.

	2020	2019	2018
Weighted average discount rate	2.20%	3.00%	4.10%
Rate of increase in compensation levels	(a)	(a)	(a)
(a)	6.00% graded down to 3.25% over the first seven years of service.

The accumulated benefit obligation was $12,492,000 and $10,485,000 as of December 31, 2020 and 2019, respectively. Since this is an unfunded plan, there are no plan assets. Benefits paid were $291,000 in 2020, $262,000 in 2019, and $260,000 in 2018. Expected future benefits payable by the Company over the next ten years are as follows:

Amount
2021	$343,000
2022	764,000
2023	851,000
2024	849,000
2025	846,000
2026-2030	4,150,000

The SERP’s pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Service cost – benefits earned during the year	$121	$97	$92
Interest cost on projected benefit obligations	347	408	348
Net amortization and deferral	112	276	581
Net periodic pension cost	$580	$781	$1,021

The pretax amounts in accumulated other comprehensive loss as of December 31 were as follows:

	The Plan		SERP
(In thousands)	2020	2019	2020	2019
Prior service cost	$—	$—	$—	$—
Net actuarial loss	15,429	29,387	4,135	2,724
Total	$15,429	$29,387	$4,135	$2,724

The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2020 expected to be recognized as components of net periodic benefit cost in 2021 for the Plan are $0 and $360,000, respectively. The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2020 expected to be recognized as components of net periodic benefit cost in 2021 for the SERP are $0 and $203,000, respectively.

The Company also maintains a noncontributory profit sharing program, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in personnel expense in the consolidated statements of income in 2020, 2019, and 2018 was $5,665,000, $6,841,000, and $6,810,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2020, 2019 and 2018 were $1,508,000, $1,378,000, and $1,109,000, respectively.

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

Changes in restricted shares outstanding for the year ended December 31, 2020 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	123,272	$47.24
Granted	38,226	47.07
Vested	(20,369)	49.32
Forfeited	(4,962)	50.08
Balance at December 31, 2020	136,167	$46.78

During 2019 and 2018, 36,812 and 35,000 shares, respectively, were granted with weighted average per share market values at date of grant of $49.30 in 2019 and $49.79 in 2018. The fair value of such shares are based on the market price on the date of grant. Amortization of the restricted stock bonus awards totaled $1,463,000 for 2020, $1,551,000 for 2019 and $1,571,000 for 2018. As of December 31, 2020, the total unrecognized compensation expense related to non-vested restricted stock awards was $1,466,000 and the related weighted average period over which it is expected to be recognized is approximately 0.61 years. The total fair value of shares vested during the years ended December 2020, 2019, and 2018 was $1,005,000, $527,000, and $1,112,000, respectively.

Performance-Based Restricted Stock

The Company has granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over a three-year cliff vest period. The number of shares issued ranges from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period.

Following is a summary of the activity of the PBRS, based on target value:

	For the Years Ended
	December 31, 2020
	Shares	Fair Value
Balance at December 31, 2019	102,116	$49.13
Granted	32,910	54.02
Vested	(29,175)	49.33
Forfeited	(7,441)	50.08
Balance at December 31, 2020	98,410	$50.64

The PBRS that vested during the year ended December 31, 2020 achieved financial goals of 117.3%, resulting in the issuance of 34,222 shares of common stock. The outstanding PBRS at December 31, 2020 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.

SARs

During 2020, there were no SARs granted and no expense recognized. As of December 31, 2020, there was no unrecognized compensation expense related to SARs.

Changes in SARs outstanding for the year ended December 31, 2020 were as follows:

	SARs	Weighted Average Exercise Price
Balance at December 31, 2019	155,292	$32.58
Exercised	(10,293)	26.72
Forfeited	—	—
Balance at December 31, 2020	144,999	32.99
Exercisable at December 31, 2020	144,999	$32.99

The total intrinsic value of SARs exercised during 2020 and 2019 was $275,000 and $2,022,000, respectively. The average remaining contractual term for SARs outstanding as of December 31, 2020 was 1.95 years, and the aggregate intrinsic value was $1,095,000. The average remaining contractual term for SARs outstanding as of December 31, 2019 was 2.92 years, and the aggregate intrinsic value was $3,908,000.

The total compensation cost for share-based payment arrangements was $2,267,000, $3,144,000, and $3,006,000, in 2020, 2019, and 2018, respectively.

Note 12

Other Operating Expense

Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2020	2019	2018
Postage and supplies	$1,465	$1,875	$2,180
Promotional expense	2,184	3,838	3,344
Professional fees	2,140	2,388	2,170
Outside service fees	5,845	5,529	4,909
Data processing services	1,900	1,283	919
Telecommunications	765	748	778
Other	1,088	2,404	1,963
Total other operating expense	$15,387	$18,065	$16,263

Note 13

Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
(In thousands)	2020	2019	2018
Current:
Federal	$5,350	$4,423	$8,557
State	671	1,392	1,043
Deferred:
Federal	(636)	1,097	(3,404)
State	(220)	150	(117)
Total income tax expense	$5,165	$7,062	$6,079

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 21% for each year to income before income tax expense is as follows:

	For the Years Ended December 31,
(In thousands)	2020	2019	2018
Expected income tax expense	$6,385	$7,868	$7,633
(Reductions) increases resulting from:
Tax-exempt income	(1,588)	(1,755)	(2,009)
State taxes, net of federal benefit	356	1,218	732
Share-based compensation adjustment	70	(281)	(286)
Adjustment of deferred tax asset or liability for TCJA	—	—	(74)
Other, net	(58)	12	83
Total income tax expense	$5,165	$7,062	$6,079

Income tax expense in 2020 totaled $5,165,000 compared to $7,062,000 and $6,079,000 in 2019 and 2018, respectively. When measured as a percent of pre-tax income, the Company’s effective tax rate was 17% in 2020, 19% in 2019, and 17% in 2018.

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Allowance for credit/loan losses	$2,858	$2,452
ASC 715 pension funding liability	4,656	7,642
Net operating loss carryforward (1)	—	27
Supplemental executive retirement plan accrual	2,220	2,087
Stock compensation	1,794	1,987
Total deferred tax assets	$11,528	$14,195
Deferred tax liabilities:
Premises and equipment	(2,693)	(2,821)
Pension	(14)	(974)
Intangible assets	(1,761)	(1,379)
Unrealized gain on investment in securities available-for-sale	(4,684)	(3,348)
Other	(79)	(196)
Total deferred tax liabilities	$(9,231)	$(8,718)
Net deferred tax assets	$2,297	$5,477
(1)	As of December 31, 2020, the Company had no remaining net operating loss carry forwards as a result of the acquisition of Franklin Bancorp.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2020 or 2019, due to management’s belief that it is more likely than not that the DTA is realizable.

The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

(In thousands)	2020	2019	2018
Balance at January 1	$1,299	$1,403	$1,632
Changes in unrecognized tax benefits as a result of tax positions taken during a prior year	62	56	(135)
Changes in unrecognized tax benefits as a result of tax position taken during the current year	233	171	192
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(315)	(331)	(286)
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(48)	—	—
Balance at December 31	$1,231	$1,299	$1,403

At December 31, 2020, 2019 and 2018, the balances of the Company’s unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate were $1,096,000, $1,184,000 and $1,272,000, respectively. These amounts are net of the offsetting benefits from other taxing jurisdictions.

As of December 31, 2020, 2019 and 2018, the Company had $114,000, $151,000 and $136,000, respectively, in accrued interest related to unrecognized tax benefits.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease by approximately $230,000 over the next 12 months. The reduction primarily relates to the anticipated lapse in the statute of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.

The Company is subject to income tax in the U.S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. The Company’s federal income tax returns for tax years 2018 and 2019 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2016 through 2019.

Note 14

Disclosures about Fair Value of Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2020, an allowance for unfunded commitments of $567,000 had been recorded compared to zero at December 31, 2019. See “Financial Statements and Supplementary Data—Note 1” for information related to CECL adoption.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2020	2019
Conditional commitments to extend credit	$192,916	$197,799
Standby letters of credit	10,609	13,288
Commercial letters of credit	955	2,755

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2020		2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$670,528	$670,528	$203,954	$203,954
Investment in securities	357,726	357,726	422,665	422,665
Loans, net	879,732	883,461	762,082	776,653
Accrued interest receivable	6,850	6,850	6,706	6,706
Total	$1,914,836	$1,918,565	$1,395,407	$1,409,978

Balance sheet liabilities:
Deposits	$1,050,856	$1,050,856	$757,136	$757,790
Accounts and drafts payable	835,386	835,386	684,295	684,295
Accrued interest payable	38	38	103	103
Total	$1,886,280	$1,886,280	$1,441,534	$1,442,188

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents The carrying amount approximates fair value.

Investment in Securities The fair value is measured on a recurring basis using Level 2 valuations. Refer to Note 3 - Investment in Securities, for fair value and unrealized gains and losses by investment type.

Loans The fair value is estimated using present values of future cash flows discounted at risk-adjusted interest rates for each loan category designated by management and is therefore a Level 3 valuation. Management believes that the risk factor embedded in the interest rates along with the allowance for credit losses results in a fair valuation.

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

Note 16

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and selected the modified retrospective transition method. The adoption of this new standard did not impact the Company’s results of operations or balance sheet and there was no cumulative effect of initially applying this new revenue standard to the opening balance of retained earnings. Since interest income on loans and securities are both excluded from this topic, a significant portion of the Company’s revenues are not subject to the new guidance. The services that fall within the scope of ASU 2014-09 are presented within fee revenue and other income in the consolidated statements of income and are recognized as revenue as the performance obligation to the customer is satisfied. Services within the scope of ASU 2014-09 include invoice processing and payment fees, bank service fees, and other real estate owned (“OREO”).

Invoice processing fees – The Company earns fees on a per-item or monthly basis for the invoice processing services rendered on behalf of customers. Per-item fees are recognized at the point in time when the performance obligation is satisfied. Monthly fees are earned over the course of a month, representing the period over which the performance obligation is satisfied. The Company also earns interest income from the balances generated during the payment cycle for the invoices processed, which is an integral component of the Company’s compensation for invoice processing services but is out-of-scope of ASU 2014-09. The contracts have no significant impact related to variable consideration and no significant financing components.

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

	For the Years Ended December 31,
(In thousands)	2020	2019	2018
Fee revenue and other income
In-scope of ASU 2014-09
Invoice processing fees	$74,674	$81,329	$78,461
Invoice payment fees	22,530	26,624	23,720
Information services payment and processing revenue	97,204	107,953	102,181
Bank service fees	1,704	1,386	1,335
Fee revenue (in-scope of ASU 2014-09)	98,908	109,339	103,516
Other income (out-of-scope of ASU 2014-09)	1,533	730	560
Total fee revenue and other income	100,441	110,069	104,076

Net interest income after provision for credit/loan losses (out-of-scope of ASU 2014-09)	44,515	47,166	44,190
Total net revenue	$144,956	$157,235	$148,266

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

Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:

•

Information Services – one or more fixed rates depending upon the specific characteristics of the funding source, and

•

Banking Services – a variable rate that is based upon the overall performance of the Company’s earning assets.

Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2020, 2019 and 2018 is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
2020
Fee income from customers	$96,548	$2,607	$1,286	$100,441
Interest income*	25,067	29,494	(4,985)	49,576
Interest expense	—	2,362	—	2,362
Intersegment income (expense)	—	2,315	(2,315)	—
Depreciation and amortization	5,194	135	—	5,329
Tax-equivalized pre-tax income*	21,902	14,025	(3,697)	32,230
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	735	2,688	—	3,423
Total Assets	967,702	1,242,688	(7,155)	2,203,235
Funding Sources	734,999	738,165	—	1,473,164

2019
Fee income from customers	$108,882	$1,660	$(473)	$110,069
Interest income*	25,616	30,646	(1,568)	54,694
Interest expense	—	5,193	—	5,193
Intersegment income (expense)	—	2,107	(2,107)	—
Depreciation and amortization	4,659	131	—	4,790
Tax-equivalized pre-tax income*	28,542	13,048	(2,040)	39,550
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	1,142	3,139	—	4,281
Total Assets	844,483	915,341	4,419	1,764,243
Funding Sources	676,068	592,905	—	1,268,973
2018
Fee income from customers	$102,839	$1,307	$(70)	$104,076
Interest income*	25,074	27,770	(2,496)	50,348
Interest expense	—	3,736	—	3,736
Intersegment income (expense)	—	1,880	(1,880)	—
Depreciation and amortization	4,254	142	—	4,396
Tax-equivalized pre-tax income*	27,763	13,571	(2,566)	38,768
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,554	—	—	1,554
Total Assets	826,201	886,291	(17,316)	1,695,176
Funding Sources	642,733	572,653	—	1,215,386
*

Presented on a tax-equivalent basis assuming a tax rate of 21% for 2020, 2019, and 2018. The tax-equivalent adjustment was approximately $1,888,000 for 2020, $2,084,000 for 2019, and $2,422,000 for 2018.

Note 18

Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (ASC Topic 842). The Company leases certain premises under operating leases. As of December 31, 2020, the Company had lease liabilities of $6,185,000 and right-of-use assets of $5,578,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Included in occupancy expense on the consolidated statements of income for 2020 was operating lease cost of $1,677,000, short-term lease cost of $120,000, and there was no variable lease cost. The Company paid cash of $1,832,000 for operating lease amounts included in the measurement of lease liabilities for the year ended December 31, 2020. No right-of-use assets were obtained in exchange for lease liabilities during the year ended December 31, 2020.

For the year ended December 31, 2020, the weighted average remaining lease term for the operating leases was 6.3 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.5%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. There has been no significant change in the Company’s expected future minimum lease payments since December 31, 2019.

A maturity analysis of operating lease liabilities and undiscounted cash flows as of December 31, 2020 was as follows:

(In thousands)	December 31, 2020
Lease payments due
Less than 1 year	$1,767
1-2 years	1,696
2-3 years	774
3-4 years	504
4-5 years	514
Over 5 years	2,022
Total undiscounted cash flows	7,277
Discount on cash flows	1,092
Total lease liability	$6,185

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2020. At December 31, 2020, the Company did not have any leases that had not yet commenced.

Note 19

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2020, and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 20

Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets December 31,
(In thousands)	2020	2019
Assets
Cash and due from banks	$51,714	$17,032
Short-term investments	235,452	3,223
Securities available-for-sale, at fair value	357,726	422,665
Loans, net	49,314	45,187
Payments in advance of funding	194,563	206,158
Investments in subsidiaries	162,444	145,400
Premises and equipment, net	17,459	19,940
Other assets	69,162	137,226
Total assets	$1,137,834	$996,831
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	$832,420	$683,485
Short-term borrowings	—	18,000
Other liabilities	44,151	50,987
Total liabilities	876,571	752,472
Total shareholders’ equity	261,263	244,359
Total liabilities and shareholders’ equity	$1,137,834	$996,831

	Condensed Statements of Income For the Years Ended December 31,
(In thousands)	2020	2019	2018
Income from subsidiaries – management fees	$2,854	$2,599	$2,668
Information services revenue	95,078	106,198	100,628
Net interest income after provision	10,932	15,713	14,159
Gain (loss) on sales of investment securities	1,075	19	(42)
Other income	458	518	456
Total income	110,397	125,047	117,869
Expenses:
Salaries and employee benefits	77,577	81,432	77,946
Other expenses	25,347	26,136	23,442
Total expenses	102,924	107,568	101,388
Income before income tax and equity in undistributed income of subsidiaries	7,473	17,479	16,481
Income tax expense	340	2,860	1,788
Income before undistributed income of subsidiaries	7,133	14,619	14,693
Equity in undistributed income of subsidiaries	18,043	15,785	15,575
Net income	$25,176	$30,404	$30,268

	Condensed Statements of Cash Flows For the Years Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$25,176	$30,404	$30,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(18,043)	(15,785)	(15,575)
Net change in other assets	6,054	(6,289)	(1,012)
Net change in other liabilities	(6,525)	9,474	3,829
Stock-based compensation expense	2,267	3,144	2,583
Other, net	18,236	6,104	10,242
Net cash provided by operating activities	27,165	27,052	30,335
Cash flows from investing activities:
Net decrease in securities	65,689	26,150	14,615
Net increase in loans	(2,545)	(24,999)	(7,949)
Net decrease (increase) in payments in advance of funding	11,595	(45,381)	(21,674)
Purchases of premises and equipment, net	(1,810)	(2,637)	(4,211)
Asset acquisition of Gateway Giving, LLC	—	(2,833)	—
Net cash provided by (used in) investing activities	72,929	(49,700)	(19,219)
Cash flows from financing activities:
Net increase (decrease) in accounts and drafts payable	208,339	(21,875)	(22,316)
Short-term borrowings	(18,000)	18,000	—
Cash dividends paid	(15,599)	(15,234)	(13,177)
Purchase of common shares for treasury	(6,825)	(7,799)	(8,838)
Other financing activities, net	(1,098)	(1,125)	(635)
Net cash provided by (used in) financing activities	166,817	(28,033)	(44,966)
Net increase (decrease) in cash and cash equivalents	266,911	(50,681)	(33,850)
Cash and cash equivalents at beginning of year	20,255	70,936	104,786
Cash and cash equivalents at end of year	$287,166	$20,255	$70,936

Note 21

SUPPLEMENTARY FINANCIAL INFORMATION

(Unaudited)

(In thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	YTD
2020
Fee revenue and other income	$27,095	$23,174	$24,932	$25,240	$100,441
Interest income	12,338	11,642	11,279	12,428	47,687
Interest expense	965	481	465	451	2,362
Net interest income	11,373	11,161	10,814	11,977	45,325
Provision for credit/loan losses	325	400	—	85	810
Operating expense	28,929	27,357	28,680	29,649	114,615
Income tax expense	1,669	1,139	1,285	1,072	5,165
Net income	$7,545	$5,439	$5,781	$6,411	$25,176
Net income per share:
Basic earnings per share	$.52	$.38	$.40	$.45	$1.75
Diluted earnings per share	.52	.37	.40	.44	1.73
2019
Fee revenue and other income	$27,013	$27,372	$28,262	$27,422	$110,069
Interest income	12,897	13,327	13,666	12,719	52,609
Interest expense	1,290	1,305	1,392	1,206	5,193
Net interest income	11,607	12,022	12,274	11,513	47,416
Provision for credit/loan losses	250	—	—	—	250
Operating expense	28,462	29,971	30,563	30,773	119,769
Income tax expense	1,745	1,739	1,787	1,791	7,062
Net income	$8,163	$7,684	$8,186	$6,371	$30,404
Net income per share:
Basic earnings per share	$.56	$.53	$.57	$.44	$2.11
Diluted earnings per share	.55	.52	.56	.43	2.07

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Cass Information Systems, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326) effective as of January 1, 2020. As explained below, auditing the Company’s allowance for credit losses on loans, including adoption of the new accounting guidance related to the estimate of allowance for credit losses on loans, was a critical audit matter.

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

Assessment of the allowance for credit losses on loans evaluated on a collective basis

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments — Credit Losses (ASC Topic 326) (“ASU 2016-13”), as of December 31, 2020 with an effective date of January 1, 2020. The total allowance for credit losses on loans as of January 1, 2020 was $11.3 million, of which $11.3 million related to the allowance for credit losses on loans evaluated on a collective basis (the January 1, 2020 collective ACL). As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses on loans collectively evaluated for impairment as of December 31, 2020 was $11.9 million, of which $11.4 million was related to the allowance for credit losses on loans evaluated on a collective basis (the December 31, 2020 collective ACL). The January 1, 2020 collective ACL and December 31, 2020 collective ACL (together, the “collective ACL”) include the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics. The Company estimated the collective ACL using a weighted-average remaining maturity (“WARM”) model that utilizes an attrition analysis to determine expected annual remaining loan balance, including events such as payoffs, matured loans, and renewals in the borrowers’ control to anticipate the length of time it would take for each portfolio segment to runoff. The Company applies its historical loss rates for each portfolio segment to the resulting balances. Management then incorporates a reasonable and supportable forecast into the WARM model a one year single economic forecast scenario of GDP, and subsequent to the reasonable and supportable forecast period an immediate reversion to the Company’s historical loss rates for faith-based commercial real estate loans and to peer historical loss rates for the remaining segments. Additionally, the collective ACL includes subjective qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience.

We identified the assessment of the January 1, 2020 collective ACL and the December 31, 2020 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the WARM model and its significant assumptions: portfolio segmentation, the GDP forecast scenario, the reasonable and supportable forecast period, the composition of the peer group, and the historical credit loss experience of the Company and the peer group. In addition, the assessment included the evaluation of qualitative risk factors. Such significant assumptions and qualitative risk factors are sensitive to variation, such that minor changes in the assumption can cause significant changes in the estimates. The assessment also included an evaluation of the conceptual soundness and performance of the WARM model. In addition, auditor judgment was required to evaluate the sufficiency of the audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:

–

development of the collective ACL methodology

–

development of the WARM model

–

identification and determination of the significant assumptions used in the WARM model

–

development of the qualitative framework, including the judgments used in the measurement of the qualitative factors

–

analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

–

evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

–

evaluating judgments made by the Company relative to the development of the WARM model by comparing it to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

–

assessing the conceptual soundness of the WARM model by inspecting the model documentation to determine whether the model is suitable for its intended use

–

evaluating the determination of the single economic forecast scenario of GDP and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices

–

assessing the economic forecast scenario of GDP through comparison to publicly available forecasts

–

evaluating the length of the historical observation period of peer group data and reasonable and supportable forecast period by comparing them to specific portfolio risk characteristics and trends

–

determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices

–

assessing the composition of the peer group by comparing to specific portfolio risk characteristics

–

evaluating the qualitative framework used to develop the qualitative risk factors and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the January 1, 2020 collective ACL and the December 31, 2020 collective ACL by evaluating the:

–

cumulative results of the audit procedures

–

qualitative aspects of the Company’s accounting practices

–

potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1983.

St. Louis, Missouri

February 26, 2021

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020, is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Cass Information Systems, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Cass Information Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

February 26, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors – Proposal 1,” “Executive Compensation and Related Information,” and “Beneficial Ownership of Securities.”

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

There were no material changes to the procedures by which shareholders may recommend nominees to the Board during the fourth quarter of fiscal 2020.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required pursuant to this Item 11 is incorporated herein by reference to the sections entitled “Election of Directors – Proposal 1” and “Executive Compensation and Related Information” of the Company’s 2021 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required pursuant to this Item 12 is incorporated herein by reference to the section entitled “Beneficial Ownership of Securities” of the Company’s 2021 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	379,576	$42.51	352,060

Equity compensation plans not approved by security holders	—	—	—
Total	379,576	$42.51	352,060
(1)	Amount disclosed relates to awards issued under the Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”).
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the section entitled “Election of Directors – Proposal 1” of the Company’s 2021 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant’s fees and services is incorporated herein by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Proposal 3” of the Company’s 2021 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated by reference in or filed as an exhibit to this report:

	(1) and	(2)	Financial Statements and Financial Statement Schedules
Included in Item 8 of this report.

		(3)	Exhibits listed under (b) of this Item 15.

(b)	Exhibits

		3.1	Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.

		3.2	Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.

		3.3	Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006.

		3.4	Second Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on July 21, 2016.

		4.1	Description of the Registrant’s securities, incorporated by reference to Exhibit 4.1 to the Annual report on Form 10-K filed with the SEC on February 28, 2020.

		10.1	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003.*

		10.2	Amended and Restated Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.*

		10.3	Amendment and Restatement of the Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

		10.4	Form of Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

		10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the year ended December 31, 2016.*

		10.6	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the year ended December 31, 2016.*

		10.7	Description of Cass Information Systems, Inc. Profit Sharing Program, incorporated by reference to Exhibit 10.7 to the annual report on For 10-K for the year ended December 31, 2018.*

		21	Subsidiaries of registrant.

		23	Consent of Independent Registered Public Accounting Firm.

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File

*	Management contract or compensatory plan arrangement

(c) None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: February 26, 2021	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2021	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: February 26, 2021	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber

Date: February 26, 2021	By	/s/ Ralph W. Clermont
Ralph W. Clermont

Date: February 26, 2021	By	/s/ Robert A. Ebel
Robert A. Ebel

Date: February 26, 2021	By	/s/ Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: February 26, 2021	By	/s/ James J. Lindemann
James J. Lindemann

Date: February 26, 2021	By	/s/ Sally H. Roth
Sally H. Roth

Date: February 26, 2021	By	/s/ Joseph D. Rupp
Joseph D. Rupp

Date: February 26, 2021	By	/s/ Randall L. Schilling
Randall L. Schilling

Date: February 26, 2021	By	/s/ Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.