Form 10-Q
period 2021-03-31
CASS INFORMATION SYSTEMS INC
filed 2021-05-06
CIK 708781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant's only class of common stock as of April 22, 2021: Common stock, par value $.50 per share – 14,400,909 shares outstanding.

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Share and Per Share Data)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Cash and due from banks	$25,291	$30,985
Interest-bearing deposits in other financial institutions	444,624	393,810
Federal funds sold and other short-term investments	129,744	245,733
Cash and cash equivalents	599,659	670,528
Securities available-for-sale, at fair value	427,244	357,726

Loans	888,575	891,676
Less: Allowance for credit losses	11,721	11,944
Loans, net	876,854	879,732
Payments in excess of funding	216,475	194,563
Premises and equipment, net	17,825	18,057
Investment in bank-owned life insurance	17,646	18,058
Goodwill	14,262	14,262
Other intangible assets, net	3,208	3,423
Other assets	43,400	46,886
Total assets	$2,216,573	$2,203,235

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$424,859	$493,504
Interest-bearing	578,276	557,352
Total deposits	1,003,135	1,050,856
Accounts and drafts payable	897,508	835,386
Other liabilities	56,443	55,833
Total liabilities	1,957,086	1,942,075

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at March 31, 2021 and December 31, 2020	7,753	7,753
Additional paid-in capital	202,828	204,875
Retained earnings	102,247	99,062
Common shares in treasury, at cost (1,106,941 shares at March 31, 2021 and 1,113,103 shares at December 31, 2020)	(49,949)	(50,515)
Accumulated other comprehensive loss	(3,392)	(15)
Total shareholders’ equity	259,487	261,160
Total liabilities and shareholders’ equity	$2,216,573	$2,203,235

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in Thousands except Per Share Data)

	Three Months Ended March 31,
	2021	2020
Fee Revenue and Other Income:
Information services payment and processing revenue	$25,216	$25,503
Bank service fees	494	410
Gains on sales of securities	48	1,069
Other	417	113
Total fee revenue and other income	26,175	27,095

Interest Income:
Interest and fees on loans	8,587	9,001
Interest and dividends on securities:
Taxable	198	560
Exempt from federal income taxes	1,739	1,819
Interest on federal funds sold and other short-term investments	152	958
Total interest income	10,676	12,338

Interest Expense:
Interest on deposits	331	963
Interest on short-term borrowings	─	2
Total interest expense	331	965
Net interest income	10,345	11,373
(Release of) provision for credit losses	(600)	325
Net interest income after provision for credit losses	10,945	11,048
Total net revenue	37,120	38,143

Operating Expense:
Personnel	22,526	22,427
Occupancy	947	941
Equipment	1,675	1,635
Amortization of intangible assets	215	215
Other operating expense	3,162	3,711
Total operating expense	28,525	28,929
Income before income tax expense	8,595	9,214
Income tax expense	1,524	1,669
Net income	$7,071	$7,545

Basic earnings per share	$.49	$.52
Diluted earnings per share	.49	.52

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020
Comprehensive Income:
Net income	$7,071	$7,545
Other comprehensive (loss) income:
Net unrealized (loss) gain on securities available-for-sale	(4,214)	578
Tax effect	1,003	(138)
Reclassification adjustments for gains included in net income	(48)	(1,069)
Tax effect	11	254
Foreign currency translation adjustments	(129)	(144)
Total comprehensive income	$3,694	$7,026

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income	$7,071	$7,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,978	2,790
Gains on sales of securities	(48)	(1,069)
Stock-based compensation expense	693	722
(Release of) provision for credit losses	(600)	325
Increase in income tax liability	1,355	1,512
Increase in pension liability	336	1,079
Increase in accounts receivable	(237)	(105)
Other operating activities, net	5,156	5,361
Net cash provided by operating activities	16,704	18,160

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	2,991	19,629
Proceeds from maturities of securities available-for-sale	47,113	14,148
Purchase of securities available-for-sale	(125,467)	─
Net decrease (increase) in loans	3,478	(82,134
Increase in payments in excess of funding	(21,912)	(2,687)
Purchases of premises and equipment, net	(900)	(331)
Net cash used in investing activities	(94,697)	(51,375)

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(68,645)	(62,865)
Net increase in interest-bearing demand and savings deposits	21,373	31,761
Net (decrease) increase in time deposits	(449)	575
Net increase in accounts and drafts payable	60,905	51,639
Net decrease in short-term borrowings	─	(18,000)
Cash dividends paid	(3,886)	(3,918)
Purchase of common shares for treasury	(1,228)	(5,508)
Other financing activities, net	(946)	(1,229)
Net cash provided by (used) in financing activities	7,124	(7,545)
Net decrease in cash and cash equivalents	(70,869)	(40,760)
Cash and cash equivalents at beginning of period	670,528	203,954
Cash and cash equivalents at end of period	$599,659	$163,194

Supplemental information:
Cash paid for interest	$311	$964
Cash paid for income taxes	134	142

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020 AND 2021

(Unaudited)

(Dollars in Thousands)

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	$7,753	$205,397	$90,341	$(45,381)	$(13,920)	$244,190

Net income			7,545			7,545
Cash dividends ($.27 per share)			(3,918)			(3,918)
Issuance of 57,333 common shares pursuant to stock-based compensation plan, net		(2,075)		948		(1,127)
Exercise of SARs		(243)		141		(102)
Stock-based compensation expense		722				722
Purchase of 128,779 common shares				(5,508)		(5,508)
Other comprehensive loss					(519)	(519)
Balance, March 31, 2020	$7,753	$203,801	$93,968	$(49,800)	$(14,439)	$241,283

Balance, December 31, 2020	$7,753	$204,875	$99,062	$(50,515)	$(15)	$261,160

Net income			7,071			7,071
Cash dividends ($.27 per share)			(3,886)			(3,886)
Issuance of 69,374 common shares pursuant to stock-based compensation plan, net		(2,426)		1,596		(830)
Exercise of SARs		(314)		198		(116)
Stock-based compensation expense		693				693
Purchase of 31,256 common shares				(1,228)		(1,228)
Other comprehensive loss					(3,377)	(3,377)
Balance, March 31, 2021	$7,753	$202,828	$102,247	$(49,949)	$(3,392)	$259,487

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. Results for quarterly reporting periods beginning after December 31, 2020 in the Company’s Form 10-Q will be presented under ASU 2016-13 while prior quarterly period amounts continue to be reported in accordance with previously applicable GAAP. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2020.

Risks and Uncertainties

On March 11, 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. This response to the COVID-19 pandemic has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.

In late fiscal 2020, vaccines for combatting COVID-19 were approved by health agencies and began to be administered. However, initial quantities of vaccines are limited and vaccine distributions, controlled by local authorities, are being allocated, generally first to front-line health care workers and other essential workers and next to those members of individual populations believed most susceptible to severe effects from COVID-19. The timeline of full administration of the COVID-19 vaccines is uncertain and fluctuating. The impact of COVID-19, including the impact of restrictions imposed to combat its spread, could result in additional and prolonged business closures, work restrictions and activity restrictions.

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

Financial position and results of operations - The global health crisis caused by COVID-19 has and will continue to negatively impact business activity throughout the world. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, have had, and continue to have, an adverse impact on the Company’s financial results and are discussed in more detail below. Although in various locations certain activity restrictions have been relaxed with some success, many states and localities are still experiencing high levels of COVID-19 cases, prompting continued restrictions in some locations and the need for additional aid and other forms of relief for affected individuals, businesses and other entities. When and if COVID-19 is demonstrably contained, the Company anticipates a rebound in economic activity; however, any such rebound is contingent upon the rate and effectiveness of the containment efforts deployed by federal, state, and local governments. In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that have occurred and could continue to occur, the aggregate impact that COVID-19 could have on the Company’s financial condition and operating results remains highly uncertain.

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

For payment processing services, business closures cause a decrease in the number of transactions and dollars processed due to the decline in customers’ business activity. In addition, the dampened demand for oil and volatility in oil prices has had, and can continue to have, a negative effect on both the number of freight transactions processed and the dollar amount of invoices processed. Other financial impact could occur though such potential impact is unknown at this time.

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

The economic slowdown as a result of COVID-19 could cause a decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, necessitate a goodwill or intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity - In accord with its federally mandated Pandemic Plan and Business Continuity Plan, many Cass employees around the globe continue to work and conduct business remotely. Employees necessary to oversee certain business coordination activities or to conduct essential physical activities such as mail handling and scanning operations, remain in offices. In addition, employees are now being permitted to return to the offices on a voluntary basis. Employees are required to report any exposure or diagnosis and must adhere to the defined safety protocol to enter the offices.

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

Details of the Company’s intangible assets are as follows:

	March 31, 2021		December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$4,778	$(4,012)	$4,778	$(3,902)
Patents	72	(25)	72	(24)
Non-compete agreements	332	(332)	332	(332)
Software	2,844	(824)	2,844	(731)
Trade Name	190	(15)	190	(13)
Other	500	(300)	500	(291)
Unamortized intangible assets:
Goodwill[1]	14,489	(227)	14,489	(227)
Total intangible assets	$23,205	$(5,735)	$23,205	$(5,520)
[1]	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over 7 and 10 years; the patents over 18 years; the non-compete agreements over 2 and 5 years; software over 3 years and 7 years, the trade name over 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $215,000 for both the three-month periods ended March 31, 2021 and 2020. Estimated future amortization of intangibles is $859,000 in 2021, $540,000 in both 2022 and 2023, $498,000 in 2024, and $490,000 in 2025.

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

	Three Months Ended March 31,
(In thousands except share and per share data)	2021	2020
Basic
Net income	$7,071	$7,545
Weighted-average common shares outstanding	14,312,260	14,422,813
Basic earnings per share	$.49	$.52

Diluted
Net income	$7,071	$7,545
Weighted-average common shares outstanding	14,312,260	14,422,813
Effect of dilutive restricted stock and stock appreciation rights	220,809	207,700
Weighted-average common shares outstanding assuming dilution	14,533,069	14,630,513
Diluted earnings per share	$.49	$.52

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors in October 2020, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. As of March 31, 2021, 434,622 shares remained available for repurchase under the program. The Company repurchased 31,256 shares during the three-month period ended March 31, 2021 and 128,779 shares during the three-month period ended March 31, 2020. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Management evaluates segment performance based on tax-equivalized (as defined in the footnote to the chart on the following table) pre-tax income after allocations for corporate expenses. Transactions between segments are accounted for at what management believes to be fair value.

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

Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:

•

Information Services – one or more fixed rates depending upon the specific characteristics of the funding source, and

•

Banking Services – a variable rate that is based upon the overall performance of the Company’s earning assets.

Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2021
Fee income	$24,977	$638	$560	$26,175
Interest income*	5,509	5,751	(122)	11,138
Interest expense	—	331	—	331
Intersegment income (expense)	—	623	(623)	—
Tax-equivalized pre-tax income*	6,013	2,762	282	9,057
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	634	2,574	—	3,208
Total Assets	1,023,196	1,263,669	(70,292)	2,216,573
Funding Sources	837,852	849,177	—	1,687,029
Three Months Ended March 31, 2020
Fee income	$25,440	$615	$1,040	$27,095
Interest income*	4,707	7,284	831	12,822
Interest expense	—	965	—	965
Intersegment income (expense)	—	525	(525)	—
Tax-equivalized pre-tax income*	5,123	2,703	1,872	9,698
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	1,040	3,026	—	4,066
Total Assets	833,774	926,445	(28,237)	1,731,982
Funding Sources	677,829	611,135	—	1,288,964
*	Presented on a tax-equivalent basis assuming a tax rate of 21%. The tax-equivalent adjustment was approximately $462,000 and $484,000 for the three months ended March 31, 2021 and 2020, respectively.

Note 6 – Loans by Type

A summary of loan categories is as follows:

(In thousands)	March 31, 2021	December 31, 2020
Commercial and industrial	$302,747	$298,984
Real estate:
Commercial:
Mortgage	96,630	100,419
Construction	23,766	25,090
Faith-based:
Mortgage	331,153	333,661
Construction	20,800	23,818
Paycheck Protection Program (“PPP”)	113,474	109,704
Other	5	—
Total loans	$888,575	$891,676

In support of the Coronavirus, Aid, Relief, and Economic Security Act (the “CARES Act”), the Bank had processed nearly 450 applications for PPP loans of approximately $210,000,000 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing bank customers and are 100% guaranteed by the Small Business Administration and no allowance for credit loss was recorded for these loans.

The following table presents the aging of loans by loan categories at March 31, 2021 and December 31, 2020:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
March 31, 2021
Commercial and industrial	$302,747	$—	$—	$—	$—	$302,747
Real estate
Commercial:
Mortgage	96,630	—	—	—	—	96,630
Construction	23,766	—	—	—	—	23,766
Faith-based:
Mortgage	331,153	—	—	—	—	331,153
Construction	20,800	—	—	—	—	20,800
PPP	113,474	—	—	—	—	113,474
Other	5	—	—	—	—	5
Total	$888,575	$—	$—	$—	$—	$888,575
December 31, 2020
Commercial and industrial	$298,984	$—	$—	$—	$—	$298,984
Real estate
Commercial:
Mortgage	100,419	—	—	—	—	100,419
Construction	25,090	—	—	—	—	25,090
Faith-based:
Mortgage	333,661	—	—	—	—	333,661
Construction	23,818	—	—	—	—	23,818
PPP	109,704	—	—	—	—	109,704
Total	$891,676	$—	$—	$—	$—	$891,676

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2021 and December 31, 2020:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
March 31, 2021
Commercial and industrial	$289,698	$13,049	$—	$302,747
Real estate
Commercial:
Mortgage	95,305	1,325	—	96,630
Construction	23,766	—	—	23,766
Faith-based:
Mortgage	328,105	3,048	—	331,153
Construction	20,800	—	—	20,800
PPP	113,474	—	—	113,474
Other	5	—	—	5
Total	$871,153	$17,422	$—	$888,575
December 31, 2020
Commercial and industrial	$284,882	$14,102	$—	$298,984
Real estate
Commercial:
Mortgage	99,044	1,375	—	100,419
Construction	25,090	—	—	25,090
Faith-based:
Mortgage	330,554	3,107	—	333,661
Construction	23,818	—	—	23,818
PPP	109,704	—	—	109,704
Total	$873,092	$18,584	$—	$891,676
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The Company had two loans that were considered impaired in the amount of $2,912,000 at March 31, 2021. These loans were individually evaluated for impairment, resulting in a specific allowance for credit loss of $750,000. The Company had one loan that was considered impaired in the amount of $2,500,000 at December 31, 2020. This loan was individually evaluated for impairment, resulting in a specific allowance for credit loss of $500,000.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of March 31, 2021 or December 31, 2020.

There were no loans considered troubled debt restructurings as of March 31, 2021. There were two loans that were considered troubled debt restructurings at December 31, 2020 and these loans were removed from troubled debt restructuring status during the first quarter 2021.

The recorded investment by category for loans considered as troubled debt restructuring during the year ended December 31, 2020 is as follows:

(In thousands)	Number of Loans	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance
Commercial and industrial	1	$8,773	$8,773
Faith-based real estate	1	1,029	1,029
Total	2	$9,802	$9,802

During the year ended December 31, 2020, two loans were restructured to change the amortization schedule to reduce payments from the borrowers while the contractual interest rate remained unchanged. These loans did not have a specific allowance for credit loss allocated to them at December 31, 2020. There were no loans restructured that subsequently defaulted during the year ended December 31, 2020.

A summary of the activity in allowance for credit losses (“ACL”) by category for the period ended March 31, 2021 and December 31, 2020 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Allowance for credit losses on loans:
Balance at December 31, 2020	$4,635	$1,175	$5,717	$417	$11,944
Charge Offs	—	—	—	—	—
(Release of) provision for credit losses	54	(65)	(200)	(29)	(240)
Recoveries	2	—	15	—	17
Balance at March 31, 2021	$4,691	$1,110	$5,532	$388	$11,721

The decrease in the provision for credit losses on loans during the quarter ended March 31, 2021 is due to the Company’s forecast of macroeconomic factors, which improved during the first quarter 2021.

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

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. A release of credit losses of $360,000 was recorded during the quarter ended March 31, 2021 due to lower line of credit usage. An allowance for unfunded commitments of $207,000 and $567,000 had been recorded at March 31, 2021 and December 31, 2020, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2021, the balance of unused loan commitments, standby and commercial letters of credit were $194,737,000, $11,619,000, and $816,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to time deposits at March 31, 2021:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Time deposits	$55,536	$41,390	$14,098	$48	$—

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the three months ended March 31, 2021, 39,686 restricted shares, 52,240 performance-based restricted shares, and no SARs were granted under the Omnibus Plan. Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $693,000 and $722,000, respectively.

Restricted Stock

Restricted shares granted to Company employees are amortized to expense over the three-year cliff vesting period. Restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned.

As of March 31, 2021, the total unrecognized compensation expense related to non-vested restricted shares was $2,642,000, and the related weighted-average period over which it is expected to be recognized is approximately 0.98 years.

Following is a summary of the activity of the restricted stock:

	Three Months Ended March 31, 2021
	Shares	Fair Value
Balance at December 31, 2020	136,167	$46.78
Granted	39,686	40.63
Vested	(21,364)	48.62
Balance at March 31, 2021	154,489	$44.91

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

Following is a summary of the activity of the PBRS, based on target value:

	Three Months Ended March 31, 2021
	Shares	Fair Value
Balance at December 31, 2020	98,410	$50.64
Granted	52,240	40.74
Vested	(31,451)	48.63
Balance at March 31, 2021	119,199	$46.79

The PBRS that vested during the three months ended March 31, 2021 achieved financial goals of 94.4%, resulting in the issuance of 29,688 shares of common stock. The outstanding PBRS at March 31, 2021 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.

SARs

There were no SARs granted and no expense recognized during the three months ended March 31, 2021. Following is a summary of the activity of the Company’s SARs program for the three-month period ended March 31, 2021:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2020	144,999	$32.99	1.95	$1,095
Exercised	(20,560)	24.12	─	─
Exercisable at March 31, 2021	124,439	$34.46	1.92	$1,483

There were no non-vested SARs at March 31, 2021.

Note 9 – Defined Pension Plans

The Company has a noncontributory defined-benefit pension plan (the “Plan”), which covers eligible employees. Effective December 31, 2016, the Plan was closed to all new participants. Additionally, the Plan’s benefits were frozen for all remaining participants as of February 28, 2021. The Company accrues and makes contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the plan over a period of approximately 30 years.

Disclosure information is based on a measurement date of December 31 of the corresponding year. The following table represents the components of the net periodic pension costs:

(In thousands)	Estimated 2021	Actual 2020
Service cost – benefits earned during the year	$963	$4,329
Interest cost on projected benefit obligations	3,069	3,908
Expected return on plan assets	(6,299)	(6,049)
Net amortization	360	1,946
Net periodic pension (benefit) cost	$(1,907)	$4,134

Pension costs recorded to expense were $273,000 and $1,029,000 for the three-month periods ended March 31, 2021 and 2020, respectively. Pension costs decreased in 2021 primarily due to the Plan being frozen as of February 28, 2021. The Company made no contribution to the plan during the three-month period ended March 31, 2021 and is evaluating the amount of additional contributions, if any, in the remainder of 2021.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2020 and an estimate for 2021:

(In thousands)	Estimated 2021	Actual 2020
Service cost – benefits earned during the year	$147	$121
Interest cost on projected benefit obligation	291	347
Net amortization	203	112
Net periodic pension cost	$641	$580

Supplemental executive retirement plan costs recorded to expense were $160,000 and $145,000 for the three-month periods ended March 31, 2021 and 2020, respectively.

Note 10 – Income Taxes

The effective tax rate was 17.7% and 18.1% for the three-month periods ended March 31, 2021 and 2020, respectively. The 2021 and 2020 effective tax rate for the three-month period differs from the statutory rate of 21% primarily due to the tax-exempt interest received from municipal bonds.

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

	March 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$312,479	$15,678	$174	$327,983
U.S. government agencies	99,349	623	711	99,261
Total	$411,828	$16,301	$885	$427,244

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
State and political subdivisions	$287,059	$18,915	$	─	$305,974
U.S. government agencies	50,988	764		─	51,752
Total	$338,047	$19,679	$	─	$357,726

The fair values of securities with unrealized losses are as follows:

	March 31, 2021
	Less than 12 months		12 months or more				Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses		Estimated Fair Value	Unrealized Losses
State and political subdivisions	$36,423	$174	$	─	$	─	$36,423	$174
U.S. government agencies	60,491	711		─		─	60,491	711
Total	$96,914	$885	$	─	$	─	$96,914	$885

There were 33 securities, or 12%, (0 greater than 12 months) in an unrealized loss position as of March 31, 2021. There were no securities in an unrealized loss position as of December 31, 2020.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2021
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$70,415	$70,697
Due after 1 year through 5 years	89,351	93,669
Due after 5 years through 10 years	161,771	173,009
Due after 10 years	90,291	89,869
Total	$411,828	$427,244

Proceeds from sales of investment securities classified as available for sale were $2,991,000 and $19,629,000 for the three months ended March 31, 2021 and 2020, respectively. Gross realized gains were $48,000 and $1,069,000 for the three months ended March 31, 2021 and 2020, respectively. There were no securities pledged to secure public deposits or for other purposes at March 31, 2021.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2021		December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$599,659	$599,659	$670,528	$670,528
Investment securities	427,244	427,244	357,726	357,726
Loans, net	876,854	880,231	879,732	883,461
Accrued interest receivable	6,458	6,458	6,850	6,850
Total	$1,910,215	$1,913,592	$1,914,836	$1,918,565
Balance sheet liabilities:
Deposits	$1,003,135	$1,003,135	$1,050,856	$1,050,856
Accounts and drafts payable	897,508	897,508	835,386	835,386
Accrued interest payable	58	58	38	38
Total	$1,900,701	$1,900,701	$1,886,280	$1,886,280

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

Loans – The fair value is estimated using present values of future cash flows discounted at risk-adjusted interest rates for each loan category designated by management and is therefore a Level 3 valuation. Management believes that the risk factor embedded in the interest rates along with the allowance for credit losses result in a fair valuation.

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

No financial instruments are measured using Level 3 inputs for the three months ended March 31, 2021 and 2020.

Note 13 – Revenue from Contracts with Customers

Revenue is recognized as the obligation to the customer is satisfied. The following is detail of the Company’s revenue from contracts with clients.

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

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Fee revenue and other income
In-scope of FASB ASC 606
Invoice processing fees	$19,064	$19,124
Invoice payment fees	6,152	6,379
Information services payment and processing revenue	25,216	25,503
Bank service fees	494	410
Fee revenue (in-scope of FASB ASC 606)	25,710	25,913
Other income (out-of-scope of FASB ASC 606)	465	1,182
Total fee revenue and other income	26,175	27,095

Note 14 – Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 – Leases (ASC Topic 842). The Company leases certain premises under operating leases. As of March 31, 2021, the Company had lease liabilities of $5,799,000 and right-of-use assets of $5,255,000. As of March 31, 2020, the Company had lease liabilities of $7,146,000 and right-of-use assets of $6,367,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three months ended March 31, 2021, operating lease cost was $420,000, short-term lease cost was $30,000, and there was no variable lease cost. For the three months ended March 31, 2021, the weighted average remaining lease term for the operating leases was 6.2 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.5%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. There has been no significant change in the Company’s expected future minimum lease payments since December 31, 2020. See the Company’s 2020 Annual Report on Form 10-K for information regarding these commitments.

A maturity analysis of operating lease liabilities and undiscounted cash flows for the three months ended March 31, 2021 is as follows:

(In thousands)	March 31, 2021
Lease payments due
Less than 1 year	$1,711
1-2 years	1,558
2-3 years	628
3-4 years	507
4-5 years	517
Over 5 years	1,891
Total undiscounted cash flows	6,812
Discount on cash flows	1,013
Total lease liability	$5,799

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2021. At March 31, 2021, the Company did not have any leases that had not yet commenced.

Note 15 – Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2021. There were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of COVID-19 on the Company’s Business

During the year ended December 31, 2020 and three months ended March 31, 2021, the effects of COVID-19 and related actions to attempt to control its spread significantly impacted the global economy and adversely affected the Company’s operating results in both the Information Services and Banking Services segments.

With the spread of COVID-19 to the U.S. in the first quarter of 2020, many state and local governments recommended or mandated limitations on crowd size, closures of businesses and shelter-in-place orders in order to slow the transmission. The extent and nature of government actions varied during fiscal year 2020 and the first quarter of 2021 based upon the then-current extent and severity of the COVID-19 pandemic within the respective localities. Severe business disruptions, resulting constrictions in the manufacturing sector for most of the year, decreased oil demand and prices and general economic uncertainty, significantly and adversely impacted the Company’s customers’ business operations and had a corresponding negative affect on the Company’s revenue generation in each sector of the Company’s Information Services segment.

The Federal Reserve also took action to lower the Federal Funds rate in connection with COVID-19 relief, adversely affecting the Company’s net interest income and operating results tied to Banking Services. The Federal Reserve has indicated that it will retain the current low level interest rates until the economy has stabilized.

Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Accordingly, and in coordination with its primary regulators, the Company deferred borrower principal payments on loans during 2020, on an as needed basis, for periods of up to six months. There were no borrowers remaining on deferred terms at March 31, 2021.

In response to COVID-19, the CARES Act was adopted on March 27, 2020. The CARES Act provides for an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Among other things, the CARES Act established the Paycheck Protection Program (“PPP”), which allows entities to apply for low-interest private loans to fund payroll and other costs which, subject to certain conditions and qualifications, are partially or fully forgivable. In support of the CARES Act, the Bank processed nearly 350 applications for PPP loans of approximately $170,000,000 during the year ended December 31, 2020 and an additional 100 applications for approximately $37,000,000 during the three months ended March 31, 2021 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing bank customers and are 100% guaranteed by the Small Business Administration.

Cass remains committed to creating a safe and healthy environment for employees while offering assurance that it remains a financially strong service provider possessing the resources necessary to weather this pandemic in support of its valued customers.

In late fiscal 2020, vaccines for combatting COVID-19 were approved by health agencies and began to be administered. However, initial quantities of vaccines are limited and vaccine distributions, controlled by local authorities, are being allocated, generally first to front-line health care workers and other essential workers and next to those members of individual populations believed most susceptible to severe effects from COVID-19. The timeline of full administration of the COVID-19 vaccines is uncertain and fluctuating. The impact of COVID-19, including the impact of restrictions imposed to combat its spread, could result in additional and prolonged business closures, work restrictions and activity restrictions. Given these and other uncertainties discussed throughout this report, the Company remains subject to heightened risk, and the aggregate impact that COVID-19 could have on the Company’s financial condition and operating results is presently unknown.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2020 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income and conversely, a rise in the general level of interest rates can have a positive impact on net interest income. The cost of fuel is another factor that has a significant impact on the transportation sector. As the price of fuel goes up or down, the Company’s earnings increase or decrease with the dollar amount of transportation invoices.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2021 (“First Quarter of 2021”) compared to the three-month period ended March 31, 2020 (“First Quarter of 2020”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2020 Annual Report on Form 10-K. Results of operations for the First Quarter of 2021 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	First Quarter of
(Dollars in thousands except per share data)	2021	2020	% Change
Net income	$7,071	$7,545	(6.3)%
Diluted earnings per share	$.49	$.52	(5.8)%
Return on average assets	1.31%	1.70%	—
Return on average equity	11.09%	12.50%	—

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

	First Quarter of
(In thousands)	2021	2020	% Change
Transportation invoice volume	8,787	8,280	6.1%
Transportation invoice dollar volume	$7,904,639	$6,467,051	22.2%
Facility expense transaction volume*	6,996	6,509	7.5%
Facility expense dollar volume	$3,717,428	$3,458,646	7.5%
Payment and processing revenue	$25,216	$25,503	(1.1)%
* Includes energy, telecom and environmental

First Quarter of 2021 compared to First Quarter of 2020:

Transportation invoice and dollar volumes improved 6.1% and 22.2%, respectively. Fueling the increases were the stronger performance of the manufacturing sector quarter over quarter and new customer wins over the past 12 months. Further improvement in dollar volume resulted from scarcity in carrier supply, which drove prices higher. Facility-related invoice and dollar volumes both increased 7.5% with the increases attributable, in part, to new business wins. Payment and processing fee revenue decreased 1% due to changes in client mix and the decline in certain revenue sources not directly tied to transaction volumes such as late fees. In light of the COVID-19 pandemic and the impact on certain of its customers, the Company made a risk management decision not to advance payments to customer vendors until payment is received from the customer, thereby reducing the level of late fee revenue.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	First Quarter of
(In thousands)	2021	2020	% Change
Average earnings assets	$1,891,395	$1,487,873	27.12%
Average interest-bearing liabilities	552,906	409,376	35.06%
Net interest income*	10,807	11,857	(8.86)%
Net interest margin*	2.32%	3.21%	—
Yield on earning assets*	2.39%	3.47%	—
Rate on interest-bearing liabilities	0.24%	0.95%	—
* Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2021 and 2020.

First Quarter of 2021 average earning assets increased $403,522,000, or 27.1%, compared to the same period in the prior year. Interest-bearing deposits in other financial institutions increased $451,493,000, or 345.7%. This increase was primarily driven by a significant increase in deposits and accounts and drafts payable driven by government stimulus programs and organic growth. Average loans increased $81,720,000, or 10.2%, primarily driven by the origination of PPP loans beginning in the second quarter of 2020, continuing through the first quarter of 2021. Federal funds sold and other short-term investments decreased $107,588,000, or 65.4% and average investment securities decreased $21,603,000, or 16.4% in the First Quarter of 2021 compared to the first quarter of 2020. The decrease in federal funds sold and other short-term investments was driven by funds migration into interest-bearing deposits in other financial institutions. The decrease in investment securities was driven by maturities.

Total average interest-bearing liabilities for the First Quarter of 2021 increased $143,530,000, or 35.1%, compared to the First Quarter of 2020. Average accounts and drafts payable increased $130,380,000, or 17.0%, in the First Quarter of 2021 compared to the First Quarter of 2020.

First Quarter of 2021 tax-equivalized net interest income decreased $1,050,000, or 8.9%, compared to the same period in the prior year. While average interest-earning assets were up 27.1% quarter over quarter, the Company’s net interest margin declined 89 basis points from 3.21% to 2.32% quarter over quarter, reflecting the negative impact of the historically low short-term interest rate environment. Specifically, the average balance of interest-bearing deposits in other financial institutions was $582,104,000 during the First Quarter of 2021 earning a yield of 0.10% compared to an average balance of $130,611,000 during the First Quarter of 2020 earning a yield of 1.18%.

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

	First Quarter of 2021			First Quarter of 2020
(In thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Earning assets
Loans[2]:
Taxable	$881,222	$8,587	3.95%	$799,502	$9,001	4.53%
Investment securities[4]:
Taxable	82,746	198	0.97	95,691	557	2.34
Tax-exempt[3]	288,386	2,201	3.10	297,044	2,303	3.12
Certificates of deposit	—	—	—	500	3	2.41
Interest-bearing deposits in other financial institutions	582,104	139	0.10	130,611	382	1.18
Federal funds sold and other short-term investments	56,937	13	0.09	164,525	576	1.41
Total earning assets	1,891,395	11,138	2.39	1,487,873	12,822	3.47
Non-earning assets
Cash and due from banks	20,344			17,351
Premises and equipment, net	18,070			20,295
Bank-owned life insurance	17,920			17,646
Goodwill and other intangibles	17,598			18,456
Other assets	231,196			226,568
Allowance for credit losses	(11,956)			(10,562)
Total assets	$2,184,567			$1,777,627
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand Deposits	$475,212	$151	0.13%	$326,852	$633	0.78%
Savings deposits	21,800	3	0.06	8,403	13	0.62
Time deposits >= $100	24,505	83	1.37	29,820	142	1.92
Other time deposits	31,379	94	1.21	44,092	175	1.60
Total interest-bearing deposits	552,896	331	0.24	409,167	963	0.95
Short-term borrowings	10	—	—	209	2	3.85
Total interest-bearing liabilities	552,906	331	0.24	409,376	965	0.95
Non-interest bearing liabilities
Demand deposits	417,942			295,165
Accounts and drafts payable	898,378			767,998
Other liabilities	56,646			62,228
Total liabilities	1,925,872			1,534,767
Shareholders’ equity	258,695			242,860
Total liabilities and shareholders’ equity	$2,184,567			$1,777,627
Net interest income		$10,807			$11,857
Net interest margin			2.32%			3.21%
Interest spread			2.15			2.52
1.	Balances shown are daily averages.
2.	Interest income on loans includes net loan fees of $901,000 and $156,000 for the First Quarter of 2021 and 2020, respectively due to higher PPP fees.
3.

Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%. The tax-equivalent adjustment was approximately $462,000 and $484,000 for the First Quarter of 2021 and 2020, respectively.

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

	First Quarter of 2021 Over First Quarter of 2020
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$825	$(1,239)	$(414)
Investment securities:
Taxable	(67)	(292)	(359)
Tax-exempt[2]	(81)	(21)	(102)
Certificates of deposit	(3)	—	(3)
Interest-bearing deposits in other financial institutions	356	(599)	(243)
Federal funds sold and other short-term investments	(232)	(331)	(563)
Total interest income	798	(2,482)	(1,684)
Interest expense on:
Interest-bearing demand deposits	198	(680)	(482)
Savings deposits	9	(19)	(10)
Time deposits of >=$100	(23)	(36)	(59)
Other time deposits	(44)	(37)	(81)
Short-term borrowings	(1)	(1)	(2)
Total interest expense	139	(773)	(634)
Net interest income	$659	$(1,709)	$(1,050)
1.	Interest income includes net loan fees.
2.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%.

Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments

The Company recorded a release of credit losses and off-balance sheet credit exposures of $600,000 in the First Quarter of 2021 and a provision for credit losses of $325,000 in the First Quarter of 2020. The amount of the (release of) provision for credit losses was derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the (release of) provision for credit losses will fluctuate as determined by these quarterly analyses. The Company had net loan recoveries of $17,000 and $8,000 in the First Quarter of 2021 and First Quarter of 2020, respectively.

The ACL was $11,721,000 at March 31, 2021 compared to $11,944,000 at December 31, 2020. The ACL represented 1.32% of outstanding loans at March 31, 2021 and 1.34% of outstanding loans at year-end 2020. Excluding PPP loans, the ACL represented 1.51% of total loans at March 31, 2021 and 1.53% of total loans at December 31, 2020. The allowance for unfunded commitments was $207,000 at March 31, 2021 and $567,000 at December 31, 2020. There were no nonperforming loans outstanding at March 31, 2021 or December 31, 2020.

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

Summary of Credit Loss Experience

The following table presents information on the Company's (release of) provision for credit losses and analysis of the ACL:

	First Quarter of
(In thousands)	2021	2020
Allowance for credit losses at beginning of period	$11,944	$10,556
(Release of) provision for credit losses	(240)	325
Loans charged off	—	—
Recoveries on loans previously charged off	17	8
Net recoveries	17	8
Allowance for credit losses at end of period	$11,721	$10,889
Allowance for unfunded commitments at beginning of Period	$567	$—
(Release of) provision for credit losses	(360)	—
Allowance for unfunded commitments at end of period	207	—
Loans outstanding:
Average	$881,222	$799,502
March 31	888,575	854,780
Ratio of ACL to loans outstanding:
Average	1.33%	1.36%
March 31	1.32%	1.27%

The Bank had no property carried as other real estate owned as of March 31, 2021 and March 31, 2020.

Operating Expenses

Total operating expenses for the First Quarter of 2021 were down 1.4%, or $404,000, as compared to the First Quarter of 2020, primarily as a result of the pandemic-related decline in travel and other business development activities.

Financial Condition

Total assets at March 31, 2021 were $2,216,573,000, an increase of $13,338,000, or 0.6%, from December 31, 2020. The most significant changes in asset balances during this period were increases in securities of $69,518,000 and payments in excess of funding of $21,912,000. The increase in securities was driven by purchases in an effort to obtain a higher yield on our interest-earning assets. The increase in payments in excess of funding was driven by an increase in transportation dollar volumes and strategic efforts to increase these balances. These increases were partially offset by a decrease in cash and cash equivalents of $70,869,000. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are influenced by funding inflows and outflows.

Total liabilities at March 31, 2021 were $1,957,086,000, an increase of $15,011,000, or 0.8%, from December 31, 2020. Total deposits at March 31, 2021 were $1,003,135,000, a decrease of $47,721,000, or 4.5%, from December 31, 2020. Accounts and drafts payable at March 31, 2021 were $897,508,000, an increase of $62,122,000, or 7.4%, from December 31, 2020, reflecting an increase in transportation dollar volumes.

Total shareholders’ equity at March 31, 2020 was $259,487,000, a $1,673,000, or 0.6%, decrease from December 31, 2020. Total shareholders’ equity decreased as a result of share repurchases of $1,228,000, dividends paid of $3,886,000 and an increase in accumulated other comprehensive loss of $3,377,000. These were partially offset by net income of $7,071,000.

Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable. For average balances refer to the tables under the “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rate and Interest Differential” section of this report.

Liquidity and Capital Resources

The balance of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds was $599,659,000 at March 31, 2021, a decrease of $70,869,000, or 10.6%, from December 31, 2020. At March 31, 2021, these assets represented 27.1% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $427,244,000 at March 31, 2021, an increase of $69,518,000 from December 31, 2020. These assets represented 19.3% of total assets at March 31, 2021. Of this total, 77% were state and political subdivision securities. Of the total portfolio, 16.5% mature in one year, 21.9% mature in one to five years, and 61.6% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; UMB Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $197,258,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $75,000,000 and First Horizon Bank of $75,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of March 31, 2021 or December 21, 2020.

In addition to the lines of credit discussed above, as of April 21, 2020 the Bank was approved for the Federal Reserve’s Paycheck Protection Program Lending Facility. The Bank can receive non-recourse loans with the previously mentioned PPP loans pledged as collateral. The Bank can borrow an amount up to 100% of the amount of the PPP loans, which was approximately $113,000,000 as of March 31, 2021.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $32,160,000 of CDARS deposits and interest-bearing demand deposits include $157,841,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $16,704,000 for the three months ended March 31, 2021, compared to $18,160,000 for the three months ended March 31, 2020, a decrease of $1,456,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2021, which are estimated to range from $4 million to $6 million.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$256,899	21.13%	$255,332	21.41%
Cass Commercial Bank	175,574	22.48%	171,298	21.46%
Common equity tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$245,178	20.17%	$243,388	20.41%
Cass Commercial Bank	165,791	21.22%	161,300	20.21%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$245,178	20.17%	$243,388	20.41%
Cass Commercial Bank	165,791	21.22%	161,300	20.21%
Tier I capital (to leverage assets)
Cass Information Systems, Inc.	$245,178	11.31%	$243,388	11.52%
Cass Commercial Bank	165,791	11.81%	161,300	14.48%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard is effective for fiscal periods beginning after December 15, 2019. The CARES Act was signed into law on March 27, 2020 and included provisions that temporarily delayed the required implementation date of ASU 2016-13 to the earlier of the end of the national pandemic or December 31, 2020. The Consolidated Appropriations Act was signed into law on December 27, 2020 and extended the deferral of required implementation of ASU 2016-13 to the earlier of the first day of a company’s fiscal year that begins after the date the COVID-19 national emergency comes to an end or January 1, 2022. The Company elected to defer the adoption of ASU 2016-13 until December 31, 2020 with an effective date of January 1, 2020.

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

The Company adopted ASU 2016-13 using a modified retrospective approach. Results for annual reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Results for quarterly reporting periods beginning after December 31, 2020 in the Company’s Form 10-Q will be presented under ASU 2016-13 while prior quarterly period amounts continue to be reported in accordance with previously applicable GAAP. Upon adoption on January 1, 2020, the Company recognized increases of $723,000 in the allowance for credit losses and $402,000 in the reserve for unfunded commitments, with a corresponding reduction to retained earnings, net of tax, of $856,000. No credit loss allowance was required upon adoption for the investment securities portfolio.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. The economic impact of the COVID-19 pandemic has introduced significant uncertainty and market volatility, which may result in the deterioration of the Company’s risk position since December 31, 2020.

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

There were no changes in the First Quarter of 2021 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 1A. RISK FACTORS

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2020, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, the Company repurchased a total of 31,256 shares of its common stock pursuant to its treasury stock buyback program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 – January 31, 2021	31,256	39.29	31,256	434,622
February 1, 2021 – February 29, 2021	—	—	—	434,622
March 1, 2021 – March 31, 2021	—	—	—	434,622
Total	31,256	39.29	31,256	434,622
(1)

All repurchases made during the quarter ended March 31, 2021 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The program is periodically modified by the Board of Directors and was most recently modified on October 20, 2020 to restore the aggregate number of shares available for repurchase to 500,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the First Quarter of 2021.

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

CASS INFORMATION SYSTEMS, INC.

DATE: May 6, 2021	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

DATE: May 6, 2021	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)