Form 10-Q
period 2021-06-30
CASS INFORMATION SYSTEMS INC
filed 2021-08-05
CIK 708781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant's only class of common stock as of July 23, 2021: Common stock, par value $.50 per share – 14,306,354 shares outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Share and Per Share Data)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and due from banks	$14,545	$30,985
Interest-bearing deposits in other financial institutions	424,263	393,810
Federal funds sold and other short-term investments	182,773	245,733
Cash and cash equivalents	621,581	670,528
Securities available-for-sale, at fair value	507,047	357,726

Loans	871,020	891,676
Less: Allowance for credit losses	11,171	11,944
Loans, net	859,849	879,732
Payments in excess of funding	184,262	194,563
Premises and equipment, net	17,741	18,057
Investment in bank-owned life insurance	17,758	18,058
Goodwill	14,262	14,262
Other intangible assets, net	2,993	3,423
Other assets	46,840	46,886
Total assets	$2,272,333	$2,203,235

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$422,374	$493,504
Interest-bearing	593,569	557,352
Total deposits	1,015,943	1,050,856
Accounts and drafts payable	939,570	835,386
Other liabilities	56,053	55,833
Total liabilities	2,011,566	1,942,075

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at June 30, 2021 and December 31, 2020	7,753	7,753
Additional paid-in capital	203,098	204,875
Retained earnings	105,398	99,062
Common shares in treasury, at cost (1,183,885 shares at June 30, 2021 and 1,113,103 shares at December 31, 2020)	(53,437)	(50,515)
Accumulated other comprehensive loss	(2,045)	(15)
Total shareholders’ equity	260,767	261,160
Total liabilities and shareholders’ equity	$2,272,333	$2,203,235

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in Thousands except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fee Revenue and Other Income:
Information services payment and processing revenue	$26,348	$22,661	$51,564	$48,164
Bank service fees	530	398	1,024	808
(Losses) gains on sales of securities	(3)	—	45	1,069
Other	112	115	529	228
Total fee revenue and other income	26,987	23,174	53,162	50,269

Interest Income:
Interest and fees on loans	8,696	9,298	17,283	18,299
Interest and dividends on securities:
Taxable	458	473	656	1,033
Exempt from federal income taxes	1,832	1,785	3,571	3,604
Interest on federal funds sold and other short-term investments	122	86	274	1,044
Total interest income	11,108	11,642	21,784	23,980

Interest Expense:
Interest on deposits	297	481	628	1,444
Interest on short-term borrowings	—	—	─	2
Total interest expense	297	481	628	1,446
Net interest income	10,811	11,161	21,156	22,534
(Release of) provision for credit losses / loan losses	(610)	400	(1,210)	725
Net interest income after provision for credit losses / loan losses	11,421	10,761	22,366	21,809
Total net revenue	38,408	33,935	75,528	72,078

Operating Expense:
Personnel	22,880	20,891	45,406	43,318
Occupancy	959	938	1,906	1,879
Equipment	1,653	1,617	3,328	3,252
Amortization of intangible assets	214	214	429	429
Other operating expense	4,097	3,697	7,259	7,408
Total operating expense	29,803	27,357	58,328	56,286
Income before income tax expense	8,605	6,578	17,200	15,792
Income tax expense	1,579	1,139	3,103	2,808
Net income	$7,026	$5,439	$14,097	$12,984

Basic earnings per share	$.49	$.38	$.99	$.90
Diluted earnings per share	.48	.37	.97	.89

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Comprehensive Income:
Net income	$7,026	$5,439	$14,097	$12,984
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	1,566	6,407	(2,648)	6,985
Tax effect	(373)	(1,525)	630	(1,663)
Reclassification adjustments for losses (gains) included in net income	3	—	(45)	(1,069)
Tax effect	(1)	—	10	254
Foreign currency translation adjustments	152	16	23	(128)
Total comprehensive income	$8,373	$10,337	$12,067	$17,363

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$14,097	$12,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,167	5,564
Gains on sales of securities	(45)	(1,069)
Stock-based compensation expense	1,519	1,478
(Release of) provision for credit losses / loan losses	(1,210)	725
Decrease in income tax benefit	22	1
(Decrease) increase in income tax liability	(88)	592
(Decrease) increase in pension liability	(294)	2,167
(Increase) decrease in accounts receivable	(1,131)	1,472
Other operating activities, net	2,722	8,741
Net cash provided by operating activities	21,759	32,655

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	13,116	19,629
Proceeds from maturities of securities available-for-sale	70,209	27,130
Purchase of securities available-for-sale	(238,831)	─
Net decrease (increase) in loans	21,093	(191,077)
Decrease in payments in excess of funding	10,301	43,948
Purchases of premises and equipment, net	(1,886)	(1,383)
Net cash used in investing activities	(125,998)	(101,753)

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(71,130)	(7,524)
Net increase in interest-bearing demand and savings deposits	40,759	79,066
Net decrease in time deposits	(4,542)	(2,721)
Net increase in accounts and drafts payable	104,184	60,966
Net decrease in short-term borrowings	─	(18,000)
Cash dividends paid	(7,761)	(7,811)
Purchase of common shares for treasury	(5,260)	(5,508)
Other financing activities, net	(958)	(1,185)
Net cash provided by financing activities	55,292	97,283
Net (decrease) increase in cash and cash equivalents	(48,947)	28,185
Cash and cash equivalents at beginning of period	670,528	203,954
Cash and cash equivalents at end of period	$621,581	$232,139

Supplemental information:
Cash paid for interest	$608	$1,429
Cash paid for income taxes	3,164	2,219

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2021

(Unaudited)

(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2020	$7,753	$203,801	$93,968	$(49,800)	$(14,439)	$241,283

Net income			5,439			5,439
Cash dividends ($.27 per share)			(3,893)			(3,893)
Issuance of 9,292 common shares pursuant to stock-based compensation plan, net		(299)		343		44
Stock-based compensation expense		756				756
Other comprehensive income					4,898	4,898
Balance, June 30, 2020	$7,753	$204,258	$95,514	$(49,457)	$(9,541)	$248,527

Balance, March 31, 2021	$7,753	$202,828	$102,247	$(49,949)	$(3,392)	$259,487

Net income			7,026			7,026
Cash dividends ($.27 per share)			(3,875)			(3,875)
Issuance of 9,720 common shares pursuant to stock-based compensation plan, net		(455)		450		(5)
Exercise of SARs		(101)		94		(7)
Stock-based compensation expense		826				826
Purchase of 89,010 common shares				(4,032)		(4,032)
Other comprehensive income					1,347	1,347
Balance, June 30, 2021	$7,753	$203,098	$105,398	$(53,437)	$(2,045)	$260,767

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	$7,753	$205,397	$90,341	$(45,381)	$(13,920)	$244,190

Net income			12,984			12,984
Cash dividends ($.54 per share)			(7,811)			(7,811)
Issuance of 66,625 common shares pursuant to stock-based compensation plan, net		(2,374)		1,291		(1,083)
Exercise of SARs		(243)		141		(102)
Stock-based compensation expense		1,478				1,478
Purchase of 128,779 common shares				(5,508)		(5,508)
Other comprehensive income					4,379	4,379
Balance, June 30, 2020	$7,753	$204,258	$95,514	$(49,457)	$(9,541)	$248,527

Balance, December 31, 2020	$7,753	$204,875	$99,062	$(50,515)	$(15)	$261,160

Net income			14,097			14,097
Cash dividends ($.54 per share)			(7,761)			(7,761)
Issuance of 79,094 common shares pursuant to stock-based compensation plan, net		(2,881)		2,046		(835)
Exercise of SARs		(415)		292		(123)
Stock-based compensation expense		1,519				1,519
Purchase of 120,266 common shares				(5,260)		(5,260)
Other comprehensive income					(2,030)	(2,030)
Balance, June 30, 2021	$7,753	$203,098	$105,398	$(53,437)	$(2,045)	$260,767

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. Results for quarterly reporting periods beginning after December 31, 2020 in the Company’s Form 10-Q will be presented under ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, while prior quarterly period amounts continue to be reported in accordance with previously applicable GAAP. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2020.

Risks and Uncertainties

On March 11, 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 as a global pandemic. The declaration of a global pandemic meant that almost all public commerce and related business activities was, to varying degrees, curtailed with the goal of decreasing the rate of new infections. In late fiscal 2020, vaccines for combatting COVID-19 were approved by health agencies and have been administered throughout the country. The timeline of full administration of the COVID-19 vaccines is uncertain and fluctuating, however has resulted in a significant amount of previous business and other restrictions being lifted. The ongoing impact of COVID-19, including the impact of restrictions imposed to combat its spread, could result in additional and prolonged business closures, work restrictions and activity restrictions.

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

Financial position and results of operations - The global health crisis caused by COVID-19 has and will continue to negatively impact business activity throughout the world. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, have had, and continue to have, an adverse impact on the Company’s financial results and are discussed in more detail below. Although many restrictions have been relaxed with some success, many states and localities are still experiencing moderate to high levels of COVID-19 cases, prompting continued restrictions and the need for additional aid and other forms of relief for affected individuals, businesses and other entities. When and if COVID-19 is demonstrably contained, the Company anticipates a rebound in economic activity; however, any such rebound is contingent upon the rate and effectiveness of the containment efforts deployed by federal, state, and local governments. In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that have occurred and could continue to occur, the aggregate impact that COVID-19 could have on the Company’s financial condition and operating results remains uncertain.

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

Details of the Company’s intangible assets are as follows:

	June 30, 2021		December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$4,778	$(4,122)	$4,778	$(3,902)
Patents	72	(26)	72	(24)
Software	2,844	(918)	2,844	(731)
Trade Name	190	(17)	190	(13)
Other	500	(308)	500	(291)
Unamortized intangible assets:
Goodwill	14,262	─	14,262	─
Total intangible assets	$22,646	$(5,391)	$22,646	$(4,961)

The customer lists are amortized over 7 and 10 years; the patents over 18 years; software over 3 years and 7 years, the trade name over 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $429,000 for both for the six-month periods ended June 30, 2021 and 2020, respectively. Estimated amortization of intangibles is $859,000 in 2021, $540,000 in both 2022 and 2023, $498,000 in 2024, and $490,000 in 2025.

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

The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic
Net income	$7,026	$5,439	$14,097	$12,984
Weighted-average common shares outstanding	14,267,290	14,349,040	14,286,362	14,385,927
Basic earnings per share	$.49	$.38	$.99	$.90

Diluted
Net income	$7,026	$5,439	$14,097	$12,984
Weighted-average common shares outstanding	14,267,290	14,349,040	14,286,362	14,385,927
Effect of dilutive restricted stock and stock appreciation rights	243,192	196,159	239,906	201,930
Weighted-average common shares outstanding assuming dilution	14,510,482	14,545,199	14,526,268	14,587,857
Diluted earnings per share	$.48	$.37	$.97	$.89

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors in October 2020, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. As of June 30, 2021, 345,612 shares remained available for repurchase under the program. The Company repurchased 89,010 and zero shares during the three-month periods ended June 30, 2021 and 2020 and 120,266 and 128,779 shares for the six-month periods ended June 30, 2021 and 2020, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:

•

Information Services – one or more fixed rates depending upon the specific characteristics of the funding source, and

•

Banking Services – a variable rate that is based upon the overall performance of the Company’s earning assets.

Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2021:
Fee income	$26,098	$612	$277	$26,987
Interest income*	5,884	6,563	(853)	11,594
Interest expense	—	297	—	297
Intersegment income (expense)	—	688	(688)	—
Tax-equivalized pre-tax income*	6,404	3,432	(743)	9,093
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	532	2,461	—	2,993
Total assets	1,062,536	1,215,799	(6,002)	2,272,333
Average funding sources	905,983	860,956	—	1,766,939
Three Months Ended June 30, 2020:
Fee income	$22,460	$640	$74	$23,174
Interest income*	4,955	6,601	560	12,116
Interest expense	—	481	—	481
Intersegment income (expense)	—	556	(556)	—
Tax-equivalized pre-tax income*	3,437	2,981	634	7,052
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	939	2,913	—	3,852
Total assets	822,684	1,109,676	(103,376)	1,828,984
Average funding sources	680,061	746,619	—	1,426,680
Six Months Ended June 30, 2021:
Fee income	$51,075	$1,250	$837	$53,162
Interest income*	11,393	12,314	(975)	22,732
Interest expense	─	628	—	628
Intersegment income (expense)	—	1,311	(1,311)	—
Tax-equivalized pre-tax income*	12,417	6,194	461	18,150
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	532	2,461	—	2,993
Total assets	1,062,536	1,215,799	(6,002)	2,272,333
Average funding sources	872,106	855,099	—	1,727,205
Six Months Ended June 30, 2020:
Fee income	$47,900	$1,255	$1,114	$50,269
Interest income*	9,662	13,885	1,391	24,938
Interest expense	—	1,446	—	1,446
Intersegment income (expense)	—	1,081	(1,081)	—
Tax-equivalized pre-tax income*	8,560	5,684	2,506	16,750
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	939	2,913	—	3,852
Total assets	822,684	1,109,676	(103,376)	1,828,984
Average funding sources	678,945	678,877	—	1,357,822

* Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2021 and 2020. The tax-equivalent adjustment was approximately $487,000 and $474,000 f for the Second Quarter of 2021 and 2020, respectively, and $949,000 and $958,000 for the First Half of 2021 and 2020, respectively.

Note 6 – Loans by Type

A summary of loan categories is as follows:

(In thousands)	June 30, 2021	December 31, 2020
Commercial and industrial	$330,714	$298,984
Real estate:
Commercial:
Mortgage	103,878	100,419
Construction	24,500	25,090
Faith-based:
Mortgage	331,235	333,661
Construction	24,051	23,818
Paycheck Protection Program (“PPP”)	56,642	109,704
Total loans	$871,020	$891,676

In support of the Coronavirus, Aid, Relief, and Economic Security Act (the “CARES Act”), the Bank processed nearly 460 applications for PPP loans of approximately $210,000,000 cumulatively during 2021 and 2020 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing bank customers and are 100% guaranteed by the Small Business Administration (“SBA”) with no allowance for credit loss allocation. The Company has unaccreted PPP loan fees of $1,312,000 at June 30, 2021.

The following table presents the aging of loans past due by category at June 30, 2021 and December 31, 2020:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
June 30, 2021
Commercial and industrial	$330,714	$—	$—	$—	$—	$330,714
Real estate
Commercial:
Mortgage	103,878	—	—	—	—	103,878
Construction	24,500	—	—	—	—	24,500
Faith-based:
Mortgage	331,235	—	—	—	—	331,235
Construction	24,051	—	—	—	—	24,051
PPP	56,642	—	—	—	—	56,642
Total	$871,020	$—	$—	$—	$—	$871,020
December 31, 2020
Commercial and industrial	$298,984	$—	$—	$—	$—	$298,984
Real estate
Commercial:
Mortgage	100,419	—	—	—	—	100,419
Construction	25,090	—	—	—	—	25,090
Faith-based:
Mortgage	333,661	—	—	—	—	333,661
Construction	23,818	—	—	—	—	23,818
PPP	109,704	—	—	—	—	109,704
Total	$891,676	$—	$—	$—	$—	$891,676

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of June 30, 2021 and December 31, 2020:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
June 30, 2021
Commercial and industrial	$319,477	$11,237	$—	$330,714
Real estate
Commercial:
Mortgage	103,637	241	—	103,878
Construction	24,500	—	—	24,500
Faith-based:
Mortgage	328,236	2,999	—	331,235
Construction	24,051	—	—	24,051
PPP	56,642	—	—	56,642
Total	$856,543	$14,477	$—	$871,020
December 31, 2020
Commercial and industrial	$284,882	$14,102	$—	$298,984
Real estate
Commercial:
Mortgage	99,044	1,375	—	100,419
Construction	25,090	—	—	25,090
Faith-based:
Mortgage	330,554	3,107	—	333,661
Construction	23,818	—	—	23,818
PPP	109,704	—	—	109,704
Total	$873,092	$18,584	$—	$891,676
[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The company had no impaired loans as of June 30, 2021. The Company had one loan considered impaired in the amount of $2,500,000 at December 31, 2020 that was individually evaluated for impairment, resulting in a specific allowance for credit loss of $500,000 at December 31, 2020. Due to improvement in borrower conditions, this loan was no longer considered impaired at June 30, 2021.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of June 30, 2021 or December 31, 2020.

There were no loans considered troubled debt restructurings as of June 30, 2021. There were two loans that were considered troubled debt restructurings at December 31, 2020 and these loans were removed from troubled debt restructuring status during the first quarter of 2021.

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

A summary of the activity in allowance for credit losses (“ACL”) by category for the period ended June 30, 2021 and December 31, 2020 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Allowance for credit losses on loans:
Balance at December 31, 2020	$4,635	$1,175	$5,717	$417	$11,944
Charge Offs	—	—	—	—	—
(Release of) provision for credit losses	(509)	(54)	(199)	(28)	($790)
Recoveries	2	—	15	—	17
Balance at June 30, 2021	$4,128	$1,121	$5,533	$389	$11,171

The release of provision for credit losses during the six months ended June 30, 2021 is primarily due to improved economic conditions and the removal of specific allowance for credit loss allocations on impaired loans.

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

The provision for credit losses during the year ended December 31, 2020 was due to the Company’s forecast of macroeconomic factors, which worsened during 2020, primarily due to the COVID-19 pandemic.

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. A release of credit losses of $420,000 was recorded during the six months ended June 30, 2021 due to lower line of credit usage. An allowance for unfunded commitments of $147,000 and $567,000 had been recorded at June 30, 2021 and December 31, 2020, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2021, the balance of unused loan commitments, standby and commercial letters of credit were $194,669,000, $11,932,000, and $521,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to time deposits at June 30, 2021:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Time deposits	$51,442	$36,441	$14,938	$63	$—

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the six months ended June 30, 2021, 49,406 restricted shares, 29,688 performance-based restricted shares, and no SARs were granted under the Omnibus Plan. Stock-based compensation expense for the three months ended June 30, 2021 and 2020 was $826,000 and $756,000, respectively, and $1,519,000 and $1,478,000 for the six months ended June 30, 2021 and 2020, respectively.

Restricted Stock

Restricted shares granted to Company employees are amortized to expense over the three-year cliff vesting period. Restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned.

As of June 30, 2021, the total unrecognized compensation expense related to non-vested restricted shares was $2,638,000, and the related weighted-average period over which it is expected to be recognized is approximately .85 years.

Following is a summary of the activity of the restricted stock:

	Six Months Ended June 30, 2021
	Shares	Fair Value
Balance at December 31, 2020	136,167	$46.78
Granted	49,406	41.54
Vested	(22,750)	47.97
Balance at June 30, 2021	162,823	$44.99

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

Following is a summary of the activity of the PBRS, based on target value:

	Six Months Ended June 30, 2021
	Shares	Fair Value
Balance at December 31, 2020	98,410	$50.64
Granted	52,240	40.74
Vested	(31,451)	48.63
Balance at June 30, 2021	119,199	$46.79

The PBRS that vested during the six months ended June 30, 2021 achieved financial goals of 94.4%, resulting in the issuance of 29,688 shares of common stock. The outstanding PBRS at June 30, 2021 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.

SARs

There were no SARs granted and no expense recognized during the six months ended June 30, 2021. Following is a summary of the activity of the Company’s SARs program for the six-month period ended June 30, 2021:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2020	144,999	$32.99	1.95	$1,095
Exercised	(20,560)	24.12	—	—
Forfeited	(2,088)	31.92	─	─
Exercisable at June 30, 2021	122,351	$34.50	1.67	$1,228

There were no non-vested SARs at June 30, 2021.

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

The Company recorded a net periodic benefit of $691,000 and $418,000 for the three and six month periods ended June 30, 2021, respectively as compared to net periodic pension cost of $1,027,000 and $2,056,000 for the three and six month periods ended June 30, 2020, respectively. Pension costs decreased in 2021 due to the Plan being frozen as of February 28, 2021. The Company has not made a contribution to the plan during the six-month period ended June 30, 2021 and is evaluating the amount of additional contributions, if any, in the remainder of 2021.

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

Supplemental executive retirement plan costs recorded to expense were $161,000 and $145,000 for the three-month periods ended June 30, 2021 and 2020, respectively. Supplemental executive retirement plan costs recorded to expense were $321,000 and $290,000 for the six-month periods ended June 30, 2021 and 2020, respectively.

Note 10 – Income Taxes

The effective tax rate was 18.4% and 17.3% for the three-month periods ended June 30, 2021 and 2020, respectively, and 18.0% and 17.8% for the six-month periods ended June 30, 2021 and 2020, respectively. The effective tax rate for all periods differs from the statutory rate of 21% primarily due to the tax-exempt interest received from municipal bonds.

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

	June 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$335,739	$16,004	$48	$351,695
U.S. government agencies	90,756	601	424	90,933
Corporate Bonds	63,567	852	─	64,419
Total	$490,062	$17,457	$472	$507,047

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
State and political subdivisions	$287,059	$18,915	$	─	$305,974
U.S. government agencies	50,988	764		─	51,752
Total	$338,047	$19,679	$	─	$357,726

The fair values of securities with unrealized losses are as follows:

	June 30, 2021
	Less than 12 months		12 months or more				Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses		Estimated Fair Value	Unrealized Losses
State and political subdivisions	$8,184	$48	$	─	$	─	$8,184	$48
U.S. government agencies	59,998	424		─		─	59,998	424
Total	$68,182	$472	$	─	$	─	$68,182	$472

There were 15 securities, or 5%, (0 greater than 12 months) in an unrealized loss position as of June 30, 2021. There were no securities in an unrealized loss position as of December 31, 2020.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2021
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$58,144	$58,412
Due after 1 year through 5 years	95,443	100,135
Due after 5 years through 10 years	216,180	227,682
Due after 10 years	120,295	120,818
Total	$490,062	$507,047

Proceeds from sales of investment securities classified as available-for-sale were $10,125,000 and $0 for the three months ended June 30, 2021 and 2020, respectively, and were $13,116,000 and $19,629,000 for the six months ended June 30, 2021 and 2020, respectively. Gross realized losses were $3,000 and $0 for the three months ended June 30, 2021 and 2020, respectively. Gross realized gains were $45,000 and $1,069,000 for the six months ended June 30, 2021 and 2020, respectively. There were no securities pledged to secure public deposits and for other purposes at June 30, 2021.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$621,581	$621,581	$670,528	$670,528
Investment securities	507,047	507,047	357,726	357,726
Loans, net	859,849	861,911	879,732	883,461
Accrued interest receivable	6,802	6,802	6,850	6,850
Total	$1,995,279	$1,997,341	$1,914,836	$1,918,565
Balance sheet liabilities:
Deposits	$1,015,943	$1,015,943	$1,050,856	$1,050,856
Accounts and drafts payable	939,570	939,570	835,386	835,386
Accrued interest payable	58	58	38	38
Total	$1,955,571	$1,955,571	$1,886,280	$1,886,280

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

No financial instruments are measured using Level 3 inputs for the three months ended June 30, 2021 and 2020.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Fee revenue and other income
In-scope of FASB ASC 606
Invoice processing fees	$19,753	$17,923	$38,817	$37,047
Invoice payment fees	6,595	4,738	12,747	11,117
Information services payment and processing revenue	26,348	22,661	51,564	48,164
Bank service fees	530	398	1,024	808
Fee revenue (in-scope of FASB ASC 606)	26,878	23,059	52,588	48,972
Other income (out-of-scope of FASB ASC 606)	109	115	574	1,297
Total fee revenue and other income	26,987	23,174	53,162	50,269

Note 14 – Leases

The Company leases certain premises under operating leases. As of June 30, 2021, the Company had lease liabilities of $5,429,000 and right-of-use assets of $4,912,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three months ended June 30, 2021, operating lease cost was $415,000, short-term lease cost was $61,000, and there was no variable lease cost. For the six months ended June 30, 2021, operating lease cost was $835,000, short-term lease cost was $91,000, and there was no variable lease cost. At June 30, 2021, the weighted average remaining lease term for the operating leases was 6.1 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.5%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. There has been no significant changes in the Company’s expected future minimum lease payments since December 31, 2020. See the Company’s 2020 Annual Report on Form 10-K for information regarding these commitments.

A maturity analysis of operating lease liabilities and undiscounted cash flows as of June 30, 2021 is as follows:

(In thousands)	June 30, 2021
Lease payments due
Less than 1 year	$1,695
1-2 years	1,351
2-3 years	532
3-4 years	509
4-5 years	519
Over 5 years	1,760
Total undiscounted cash flows	6,366
Discount on cash flows	937
Total lease liability	$5,429

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six months ended June 30, 2021. At June 30, 2021, the Company had one lease that had not yet commenced, creating approximately $200,000 of additional lease liabilities and right-of-use assets for the Company. This lease will commence in July 2021.

Note 15 – Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2021. There were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of COVID-19 on the Company’s Business

During the year ended December 31, 2020 and six months ended June 30, 2021, the effects of COVID-19 and related actions to attempt to control its spread significantly impacted the global economy and adversely affected the Company’s operating results in both the Information Services and Banking Services segments.

With the spread of COVID-19 to the U.S. in the first quarter of 2020, many state and local governments recommended or mandated limitations on crowd size, closures of businesses and shelter-in-place orders in order to slow the transmission. The extent and nature of government actions varied during fiscal year 2020 and the first half of 2021 based upon the then-current extent and severity of the COVID-19 pandemic within the respective localities. Severe business disruptions, resulting constrictions in the manufacturing sector for most of the year, decreased oil demand and prices and general economic uncertainty, significantly and adversely impacted the Company’s customers’ business operations and had a corresponding negative affect on the Company’s revenue generation in each sector of the Company’s Information Services segment.

The Federal Reserve also took action to lower the Federal Funds rate in connection with COVID-19 relief, adversely affecting the Company’s net interest income and operating results tied to Banking Services. The Federal Reserve has indicated that it will retain the current low level interest rates until the economy has stabilized.

Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Accordingly, and in coordination with its primary regulators, the Company deferred borrower principal payments on loans during 2020, on an as needed basis, for periods of up to six months. There were no borrowers remaining on deferred terms at June 30, 2021.

In response to COVID-19, the CARES Act was adopted on March 27, 2020. The CARES Act provided for an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Among other things, the CARES Act established the Paycheck Protection Program (“PPP”), which allowed entities to apply for low-interest private loans to fund payroll and other costs which, subject to certain conditions and qualifications, are partially or fully forgivable. In support of the CARES Act, the Bank processed nearly 350 applications for PPP loans of approximately $170,000,000 during the year ended December 31, 2020 and an additional 110 applications for approximately $40,000,000 during the six months ended June 30, 2021 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing bank customers and are 100% guaranteed by the SBA.

The Company remains committed to creating a safe and healthy environment for employees while offering assurance that it remains a financially strong service provider possessing the resources necessary to weather this pandemic in support of its valued customers.

In late fiscal 2020, vaccines for combatting COVID-19 were approved by health agencies and have been administered throughout the country. The timeline of full administration of the COVID-19 vaccines is uncertain and fluctuating, however has resulted in a significant amount of previous business and other restrictions being lifted. The ongoing impact of COVID-19, including the impact of restrictions imposed to combat its spread, could result in additional and prolonged business closures, work restrictions and activity restrictions. Given these and other uncertainties discussed throughout this report, the Company remains subject to heightened risk, and the aggregate impact that COVID-19 could have on the Company’s financial condition and operating results is presently unknown.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2021 (“Second Quarter of 2021”) compared to the three-month period ended June 30, 2020 (“Second Quarter of 2020”) and the six-month period ended June 30, 2021 (“First Half of 2021”) compared to the six-month period ended June 30, 2020 (“First Half of 2020”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2020 Annual Report on Form 10-K. Results of operations for the Second Quarter and First Half of 2021 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

(In thousands except per share data)	Second Quarter of			First Half of
	2021	2020	% Change	2021	2020	% Change
Net income	$7,026	$5,439	29.2%	$14,097	$12,984	8.6%
Diluted earnings per share	$.48	$.37	29.7%	$.97	$.89	9.0%
Return on average assets	1.24%	1.16%	—	1.27%	1.43%	—
Return on average equity	10.83%	9.04%	—	10.96%	10.77%	—

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

(In thousands)	Second Quarter of			First Half of
	2021	2020	% Change	2021	2020	% Change
Transportation invoice volume	9,461	7,294	29.7%	18,248	15,574	17.2%
Transportation invoice dollar volume	$8,940,889	$5,697,627	56.9%	$16,845,528	$12,164,678	38.5%
Facility-related transaction volume*	6,827	6,704	1.8%	13,823	13,213	4.6%
Facility-related dollar volume*	$3,657,965	$3,064,038	19.4%	$7,375,393	$6,522,684	13.1%
Payment and processing revenue	$26,348	$22,661	16.3%	$51,564	$48,164	7.1%

*Includes energy, telecom and environmental

Second Quarter of 2021 compared to Second Quarter of 2020:

Payment and processing fee revenue increased 16%. Transportation volumes for invoices and dollars increased 30% and 57%, respectively. The increases were driven by the stronger performance of the manufacturing sector in addition to new customer wins. A factor contributing to the dramatic increase in dollar volume was scarcity in carrier supply, which drove prices higher. Facility-related invoice and dollar volume increased 2% and 19%, respectively, with the increases attributable, in part, to new business wins in the telecom division. Dollar volumes also improved due to significantly fewer pandemic-related restrictions in the restaurant, retail and hospitality sectors, creating higher utility usage.

First Half of 2021 compared to First Half of 2020:

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

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	Second Quarter of			First Half of
	2021	2020	% Change	2021	2020	% Change
Average earnings assets	$1,968,646	$1,624,415	21.2%	$1,930,234	$1,556,144	24.0%
Average interest-bearing liabilities	596,744	478,370	24.7%	574,947	443,873	29.5%
Net interest income*	11,298	11,635	(2.9)%	22,105	23,492	(5.9)%
Net interest margin*	2.30%	2.88%		2.31%	3.04%
Yield on earning assets*	2.36%	3.00%		2.37%	3.22%
Rate on interest-bearing liabilities	.20%	.40%		.22%	.66%

*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2021 and 2020.

Second Quarter of 2021 compared to Second Quarter of 2020:

Second Quarter of 2021 average earning assets increased $344,231,000, or 21.2%, compared to the same period in the prior year. Average federal funds sold increased $158,554,000, or 956.9%, interest-bearing deposits in other financial institutions increased $146,188,000, or 53.5%, and average investment securities increased $102,243,000, or 27.6%. Average loans decreased $62,441,000 as a significant amount of the PPP loans originated in 2020 were forgiven by the SBA in 2021. The overall increase in average interest-earning asset balances was funded by a significant increase in deposits and accounts and drafts payable driven by government stimulus programs, higher payments processing volumes and organic growth.

Average accounts and drafts payable increased $206,440,000, or 27.8% for the Second Quarter of 2021 and average interest-bearing liabilities increased $118,374,000, or 24.7%, compared to the Second Quarter of 2020.

Second Quarter of 2021 tax-equivalized net interest income decreased $337,000, or 2.9%, compared to the same period in the prior year. While average interest-earning assets were up 21.2%, the Company’s net interest margin declined 58 basis points from 2.88% to 2.30%, reflecting the negative impact of the historically low short-term interest rate environment.

First Half of 2021 compared to First Half of 2020:

First Half of 2021 average earning assets increased $374,090,000, or 24.0%, compared to the same period in the prior year. Average interest-bearing deposits in other financial institutions increased $298,391,000, or 147.8%, and average federal funds sold and other short-term investments increased $25,810,000, or 28.5% for the First Half of 2021 compared to the First Half of 2020. These variances were driven by the same factors as the Second Quarter.

Average accounts and draft payable increased $168,547,000, or 22.3%, and average interest-bearing liabilities increased $131,074,000, or 29.5% for the First Half of 2021 compared to the First Half of 2020.

First Half of 2021 tax-equivalized net interest income decreased $1,387,000, or 5.9%, compared to the same period in the prior year. While average interest-earning assets were up 24.0%, the Company’s net interest margin declined 73 basis points from 3.04% to 2.31%, reflecting the negative impact of the historically low short-term interest rate environment.

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

(In thousands)		Second Quarter of 2021		Second Quarter of 2020
Average Balance		Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$901,619	$8,696	3.87%	$964,060	$9,298	3.88%
Investment securities[3]:
Taxable	156,057	458	1.18	82,107	471	2.31
Tax-exempt[4]	316,371	2,319	2.94	288,078	2,260	3.16
Certificates of deposit	—	—	—	313	2	2.57
Interest-bearing deposits in other financial institutions	419,475	104	0.10	273,287	73	0.11
Federal funds sold and other short-term investments	175,124	18	0.04	16,570	12	0.29
Total interest-earning assets	1,968,646	11,595	2.36	1,624,415	12,116	3.00
Non-interest-earning assets
Cash and due from banks	20,565			15,948
Premises and equipment, net	17,848			20,069
Bank-owned life insurance	17,693			17,760
Goodwill and other intangibles	17,382			18,239
Other assets	247,983			200,779
Allowance for loan losses	(11,715)			(10,895)
Total assets	$2,278,402			$1,886,315
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$525,286	$136	0.10%	$394,756	$202	0.21%
Savings deposits	17,772	2	0.05	12,921	3	0.09
Time deposits >= $100	22,841	68	1.19	28,268	138	1.96
Other time deposits	30,835	91	1.18	42,414	138	1.31
Total interest-bearing deposits	596,734	297	0.20	478,359	481	0.40
Short-term borrowings	10	—	—	11	—	—
Total interest-bearing liabilities	596,744	297	0.20	478,370	481	0.40
Non-interest bearing liabilities
Demand deposits	420,072			359,808
Accounts and drafts payable	947,987			741,547
Other liabilities	53,482			64,489
Total liabilities	2,018,285			1,644,214
Shareholders’ equity	260,117			242,101
Total liabilities and shareholders’ equity	$2,278,402			$1,886,315
Net interest income		$11,298			$11,635
Net interest margin			2.30%			2.88%
Interest spread			2.16			2.60
1.	Balances shown are daily averages.
2.	Interest income on loans includes net loan fees of $868,000 and $565,000 for the Second Quarter of 2021 and 2020, respectively. The increase in net loan fees is due to higher PPP fees.
3.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2021 and 2020. The tax-equivalent adjustment was approximately $487,000 and $474,000 for the Second Quarter of 2021 and 2020, respectively.

(In thousands)	First Half of 2021			First Half of 2020
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$891,477	$17,283	3.91%	$881,781	$18,299	4.17%
Investment securities[3]:
Taxable	119,604	656	1.11	88,899	1,028	2.33
Tax-exempt[4]	302,456	4,520	3.01	292,561	4,562	3.14
Certificates of deposit	—	—	—	407	5	2.47
Interest-bearing deposits in other financial institutions	500,340	242	0.10	201,949	456	0.45
Federal funds sold and other short-term investments	116,357	32	0.06	90,547	588	1.31
Total interest-earning assets	1,930,234	22,733	2.37	1,556,144	24,938	3.22
Non-interest-earning assets:
Cash and due from banks	20,455			16,649
Premises and equipment, net	17,958			20,182
Bank-owned life insurance	17,806			17,703
Goodwill and other intangibles	17,490			18,347
Other assets	239,636			213,674
Allowance for loan losses	(11,835)			(10,728)
Total assets	$2,231,744			$1,831,971
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$500,388	$287	0.12%	$360,804	$835	0.47%
Savings deposits	19,775	5	0.05	10,662	16	0.30
Time deposits >= $100	23,668	185	1.58	29,044	279	1.93
Other time deposits	31,106	151	0.98	43,253	314	1.46
Total interest-bearing deposits	574,937	628	0.22	443,763	1,444	0.65
Short-term borrowings	10	—	—	110	2	3.66
Total interest-bearing liabilities	574,947	628	0.22	443,873	1,446	0.66
Non-interest bearing liabilities:
Demand deposits	419,013			327,486
Accounts and drafts payable	923,320			754,773
Other liabilities	55,054			63,359
Total liabilities	1,972,334			1,589,491
Shareholders’ equity	259,410			242,480
Total liabilities and shareholders’ equity	$2,231,744			$1,831,971
Net interest income		$22,105			$23,492
Net interest margin			2.31%			3.04%
Interest spread			2.15			2.56
1.	Balances shown are daily averages.
2.	Interest income on loans includes net loan fees of $1,769,000 and $721,000 for the First Half of 2021 and 2020, respectively. The increase in net loan fees is due to higher PPP fees.
3.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2021 and 2020. The tax-equivalent adjustment was approximately $949,000 and $958,000 for the First Half of 2021 and 2020, respectively.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	Second Quarter of 2021 Over Second Quarter of 2020
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$(578)	$(24)	$(602)
Investment securities:
Taxable	290	(303)	(13)
Tax-exempt[2]	217	(158)	59
Certificates of deposit	(2)	—	(2)
Interest-bearing deposits in other financial institutions	37	(6)	31
Federal funds sold and other short-term investments	24	18)	6
Total interest income	(12)	(509)	(521)
Interest expense on:
Interest-bearing demand deposits	54	(120)	(66)
Savings deposits	1	(2)	(1)
Time deposits >=$100	(23)	(47)	(70)
Other time deposits	(35)	(12)	(47)
Total interest expense	(3)	(181)	(184)
Net interest income	$(9)	$(328)	$(337)
1.	Interest income includes net loan fees.
2.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the Second Quarter of 2021 and 2020.

(In thousands)	First Half of 2021 Over First Half of 2020
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$190	$(1,206)	$(1,016)
Investment securities:
Taxable	278	(650)	(372)
Tax-exempt[2]	145	(187)	(42)
Certificates of deposit	(5)	—	(5)
Interest-bearing deposits in other financial institutions	325	(539)	(214)
Federal funds sold and other short-term investments	129	(685)	(556)
Total interest income	1,062	(3,267)	(2,205)
Interest expense on:
Interest-bearing demand deposits	238	(786)	(548)
Savings deposits	8	(19)	(11)
Time deposits >=$100	(47)	(47)	(94)
Other time deposits	(75)	(88)	(163)
Short-term borrowings	(1)	(1)	(2)
Total interest expense	123	(941)	(818)
Net interest income	$939	$(2,326)	$(1,387)
1.	Interest income includes net loan fees.
2.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the First Half of 2021 and 2020.

Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments

The Company recorded a release of credit losses and off-balance sheet credit exposures of $610,000 in the Second Quarter of 2021 and a provision for loan losses of $400,000 in the Second Quarter of 2020. The Company recorded a release of credit losses and off-balance sheet credit exposures of $1,210,000 in the First Half of 2021 and a provision for loan losses of $725,000 in the First Half of 2020. The release of credit losses in the First Half of 2021 was primarily due to improved economic conditions and the removal of specific allowance for credit loss allocations on two impaired loans, The amount of the (release of) provision for credit losses was derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the (release of) provision for credit losses will fluctuate as determined by these quarterly analyses. The Company had no net loan recoveries in the Second Quarter of 2021 and $3,000 in the Second Quarter of 2020. The Company had net loan recoveries of $17,000 and $11,000 in the First Half of 2021 and the First Half of 2020, respectively.

The ACL was $11,171,000 at June 30, 2021 compared to $11,944,000 at December 31, 2020. The ACL represented 1.28% of outstanding loans at June 30, 2021 and 1.34% of outstanding loans at December 31, 2020. Excluding PPP loans, the ACL represented 1.37% of total loans at June 30, 2021 and 1.53% of total loans at December 31, 2020. The allowance for unfunded commitments was $147,000 at June 30, 2021 and $567,000 at December 31, 2020. There were no nonperforming loans outstanding at June 30, 2021 or December 31, 2020.

The ACL has been established and is maintained to estimate the lifetime expected credit losses in the loan portfolio. An ongoing assessment is performed to determine if the balance is adequate. Charges or credits are made to expense based on changes in the economic forecast, qualitative risk factors, loan volume, and individual loans. For loans that are individually evaluated, the Company uses two impairment measurement methods: 1) the present value of expected future cash flows and 2) collateral value.

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

Summary of Credit Loss Experience

The following table presents information on the Company's (release of) provision for credit losses and analysis of the ACL:

(In thousands)	Second Quarter of		First Half of
	2021	2020	2021	2020
Allowance for credit/loan losses at beginning of period	$11,721	$10,889	$11,944	$10,556
(Release of) provision for credit/loan losses	(550)	400	(790)	725
Loans charged off	—	—	—	—
Recoveries on loans previously charged off	—	3	17	11
Net recoveries	—	3	17	11
Allowance for credit/loan losses at end of period	$11,171	$11,292	$11,171	$11,292
Allowance for unfunded commitments at beginning of Period	$207	$—	$567	$—
(Release of) provision for credit losses	(60)	—	(420)	—
Allowance for unfunded commitments at end of period	147	—	147	—
Loans outstanding:
Average	$901,619	$964,060	$891,477	$881,781
June 30	871,020	963,726	871,020	963,726
Ratio of ACL to loans outstanding:
Average	1.24%	1.17%	1.25%	1.28%
June 30	1.28%	1.17%	1.28%	1.17%

The Bank had no property carried as other real estate owned as of June 30, 2021 and June 30, 2020.

Operating Expenses

Total operating expenses for the Second Quarter of 2021 were up 8.9%, or $2,446,000, compared to the Second Quarter of 2020 as personnel expense increased as a result of the increase in payment processing volumes.

Total operating expenses for the First Half of 2021 were up $2,042,000, or 3.6%, compared to the First Half of 2020, also due to the increase in payment processing volumes.

Financial Condition

Total assets at June 30, 2021 were $2,272,333,000, an increase of $69,098,000, or 3.1%, from December 31, 2020. The Company increased the investment securities portfolio $149,321,000, or 41.7%, during the period in an effort to increase the yield on interest-earning assets. The increase in investment securities was partially offset by decreases in cash and cash equivalents of $48,947,000, and payments in excess of funding of $10,301,000. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at June 30, 2021 were $2,011,566,000, an increase of $69,491,000, or 3.6%, from December 31, 2020. Total deposits at June 30, 2021 were $1,015,943,000, a decrease of $34,913,000, or 3.3%, from December 31, 2020. Accounts and drafts payable at June 30, 2021 were $939,570,000, an increase of $104,184,000, or 12.5%, from December 31, 2020, reflecting an increase in both transportation and facility-related dollar volumes.

Total shareholders’ equity at June 30, 2021 was $260,767,000, a $393,000, or 0.2%, decrease from December 31, 2020. Total shareholders’ equity decreased primarily due to dividends paid of $7,761,000, share repurchases of $5,260,000 and an other comprehensive loss of $2,030,000, partially offset by net income of $14,097,000.

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

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $621,581,000 at June 30, 2021, a decrease of $48,947,000, or 7.3%, from December 31, 2020. At June 30, 2021, these assets represented 27.4% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $507,047,000 at June 30, 2021, an increase of $149,321,000 from December 31, 2020. These assets represented 22.3% of total assets at June 30, 2021. Of this total, 69% were state and political subdivision securities. Of the total portfolio, 11.5% mature in one year, 19.8% mature in one to five years, and 68.7% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; UMB Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $208,132,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $75,000,000 and First Horizon Bank of $75,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of June 30, 2021 or December 31, 2020.

In addition to the lines of credit discussed above, as of April 21, 2020 the Bank was approved for the Federal Reserve’s Paycheck Protection Program Lending Facility. The Bank can receive non-recourse loans with the previously mentioned PPP loans pledged as collateral. The Bank can borrow an amount up to 100% of the amount of the PPP loans, which was $56,642,000 as of June 30, 2021.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $31,779,000 of CDARS deposits and interest-bearing demand deposits include $142,344,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $21,759,000 for the First Half of 2021, compared to $32,655,000 for the First Half of 2020, a decrease of $10,896,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2021, which are estimated to range from $4 million to $6 million.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$256,648	19.90%	$255,332	21.41%
Cass Commercial Bank	180,343	22.22%	171,298	21.46%
Common equity tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$245,477	19.04%	$243,388	20.41%
Cass Commercial Bank	170,195	20.97%	161,300	20.21%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$245,477	19.04%	$243,388	20.41%
Cass Commercial Bank	170,195	20.97%	161,300	20.21%
Tier I capital (to leverage assets)
Cass Information Systems, Inc.	$245,477	10.86%	$243,388	11.52%
Cass Commercial Bank	170,195	13.60%	161,300	14.48%

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

During the three months ended June 30, 2021, the Company repurchased a total of 89,010 shares of its common stock pursuant to its treasury stock buyback program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 – April 30, 2021	—	—	—	434,622
May 1, 2021– May 31, 2021	59,092	44.78	59,092	375,530
June 1, 2021 – June 30, 2021	29,918	45.25	29,918	345,612
Total	89,010	44.94	89,010	345,612
(1)	All repurchases made during the quarter ended June 30, 2021 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The program is periodically modified by the Board of Directors and was most recently modified on October 20, 2020 to restore the aggregate number of shares available for repurchase to 500,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Second Quarter of 2021.

ITEM 6.	EXHIBITS

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

CASS INFORMATION SYSTEMS, INC.

DATE: August 5, 2021	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

DATE: August 5, 2021	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)