Form 10-Q
period 2021-09-30
CASS INFORMATION SYSTEMS INC
filed 2021-11-05
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Yes     ☒                 No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of October 22, 2021: Common stock, par value $.50 per share – 14,010,148 shares outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and due from banks	$25,641	$30,985
Interest-bearing deposits in other financial institutions	472,786	393,810
Federal funds sold and other short-term investments	1,882	245,733
Cash and cash equivalents	500,309	670,528
Securities available-for-sale, at fair value	541,079	357,726

Loans	872,905	891,676
Less: Allowance for credit losses	11,532	11,944
Loans, net	861,373	879,732
Payments in excess of funding	266,379	194,563
Premises and equipment, net	17,499	18,057
Investment in bank-owned life insurance	42,926	18,058
Goodwill	14,262	14,262
Other intangible assets, net	2,779	3,423
Other assets	46,380	46,886
Total assets	$2,292,986	$2,203,235

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$467,320	$493,504
Interest-bearing	619,997	557,352
Total deposits	1,087,317	1,050,856
Accounts and drafts payable	905,479	835,386
Other liabilities	52,547	55,833
Total liabilities	2,045,343	1,942,075

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at September 30, 2021 and December 31, 2020	7,753	7,753
Additional paid-in capital	204,113	204,875
Retained earnings	108,388	99,062
Common shares in treasury, at cost (1,495,624 shares at September 30, 2021 and 1,113,103 shares at December 31, 2020)	(67,018)	(50,515)
Accumulated other comprehensive loss	(5,593)	(15)
Total shareholders’ equity	247,643	261,160
Total liabilities and shareholders’ equity	$2,292,986	$2,203,235
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fee Revenue and Other Income:
Information services payment and processing revenue	$26,877	$24,376	$78,441	$72,540
Bank service fees	533	441	1,557	1,249
(Losses) gains on sales of securities	(1)	—	44	1,069
Other	168	115	697	343
Total fee revenue and other income	27,577	24,932	80,739	75,201

Interest Income:
Interest and fees on loans	8,987	9,067	26,270	27,366
Interest and dividends on securities:
Taxable	731	373	1,387	1,406
Exempt from federal income taxes	1,760	1,753	5,331	5,357
Interest on federal funds sold and other short-term investments	241	86	515	1,130
Total interest income	11,719	11,279	33,503	35,259

Interest Expense:
Interest on deposits	287	465	915	1,909
Interest on short-term borrowings	—	—	—	2
Total interest expense	287	465	915	1,911
Net interest income	11,432	10,814	32,588	33,348
Provision for (release of) credit losses / loan losses	340	—	(870)	725
Net interest income after provision for (release of) credit losses / loan losses	11,092	10,814	33,458	32,623
Total net revenue	38,669	35,746	114,197	107,824

Operating Expense:
Personnel	23,283	22,521	68,689	65,839
Occupancy	953	930	2,859	2,809
Equipment	1,700	1,648	5,028	4,900
Amortization of intangible assets	215	215	644	644
Other operating expense	4,539	3,366	11,798	10,774
Total operating expense	30,690	28,680	89,018	84,966
Income before income tax expense	7,979	7,066	25,179	22,858
Income tax expense	1,174	1,285	4,277	4,093
Net income	$6,805	$5,781	$20,902	$18,765

Basic earnings per share	$.48	$.40	$1.47	$1.31
Diluted earnings per share	.48	.40	1.45	1.29
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Comprehensive Income:
Net income	$6,805	$5,781	$20,902	$18,765
Other comprehensive income (loss):
Net unrealized (loss) gain on securities available-for-sale	(4,438)	224	(7,086)	7,209
Tax effect	1,057	(53)	1,687	(1,716)
Reclassification adjustments for losses (gains) included in net income	1	—	(44)	(1,069)
Tax effect	—	—	10	254
Foreign currency translation adjustments	(168)	63	(145)	(65)
Total comprehensive income	$3,257	$6,015	$15,324	$23,378
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$20,902	$18,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,340	8,391
Gains on sales of securities	(44)	(1,069)
Stock-based compensation expense	2,585	2,277
(Release of) provision for credit losses / loan losses	(870)	725
Decrease in deferred income tax asset	22	1
Increase in current income tax liability	79	527
(Decrease) increase in pension liability	(1,252)	3,315
(Increase) decrease in accounts receivable	(628)	1,339
Other operating activities, net	546	5,790
Net cash provided by operating activities	30,680	40,061

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	43,190	19,629
Proceeds from maturities of securities available-for-sale	83,265	43,605
Purchase of securities available-for-sale	(322,336)	(2,931)
Net decrease (increase) in loans	19,229	(171,902)
Purchase of bank-owned life insurance	(24,868)	—
(Increase) decrease in payments in excess of funding	(71,816)	44,766
Purchases of premises and equipment, net	(2,697)	(1,705)
Net cash used in investing activities	(276,033)	(68,538)

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(26,184)	23,290
Net increase in interest-bearing demand and savings deposits	67,930	136,639
Net decrease in time deposits	(5,285)	(5,881)
Net increase in accounts and drafts payable	70,099	146,280
Net decrease in short-term borrowings	—	(18,000)
Cash dividends paid	(11,576)	(11,704)
Purchase of common shares for treasury	(18,975)	(5,508)
Other financing activities, net	(875)	(1,142)
Net cash provided by financing activities	75,134	263,974
Net (decrease) increase in cash and cash equivalents	(170,219)	235,497
Cash and cash equivalents at beginning of period	670,528	203,954
Cash and cash equivalents at end of period	$500,309	$439,451

Supplemental information:
Cash paid for interest	$885	$1,889
Cash paid for income taxes	4,176	3,567
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2020	$7,753	$204,258	$95,514	$(49,457)	$(9,541)	$248,527
Net income			5,781			5,781
Cash dividends ($.27 per share)			(3,893)			(3,893)
Issuance of 1,165 common shares pursuant to stock-based compensation plan, net		(4)		47		43
Stock-based compensation expense		799				799
Other comprehensive income					234	234
Balance, September 30, 2020	$7,753	$205,053	$97,402	$(49,410)	$(9,307)	$251,491

Balance, June 30, 2021	$7,753	$203,098	$105,398	$(53,437)	$(2,045)	$260,767
Net income			6,805			6,805
Cash dividends ($.27 per share)			(3,815)			(3,815)
Issuance of 4,412 common shares pursuant to stock-based compensation plan, net		(51)		134		83
Exercise of SARs		—		—		—
Stock-based compensation expense		1,066				1,066
Purchase of 314,672 common shares				(13,715)		(13,715)
Other comprehensive loss					(3,548)	(3,548)
Balance, September 30, 2021	$7,753	$204,113	$108,388	$(67,018)	$(5,593)	$247,643

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	$7,753	$205,397	$90,341	$(45,381)	$(13,920)	$244,190
Net income			18,765			18,765
Cash dividends ($.81 per share)			(11,704)			(11,704)
Issuance of 67,790 common shares pursuant to stock-based compensation plan, net		(2,378)		1,338		(1,040)
Exercise of SARs		(243)		141		(102)
Stock-based compensation expense		2,277				2,277
Purchase of 128,779 common shares				(5,508)		(5,508)
Other comprehensive income					4,613	4,613
Balance, September 30, 2020	$7,753	$205,053	$97,402	$(49,410)	$(9,307)	$251,491

Balance, December 31, 2020	$7,753	$204,875	$99,062	$(50,515)	$(15)	$261,160
Net income			20,902			20,902
Cash dividends ($.81 per share)			(11,576)			(11,576)
Issuance of 83,506 common shares pursuant to stock-based compensation plan, net		(2,932)		2,180		(752)
Exercise of SARs		(415)		292		(123)
Stock-based compensation expense		2,585				2,585
Purchase of 434,938 common shares				(18,975)		(18,975)
Other comprehensive loss					(5,578)	(5,578)
Balance, September 30, 2021	$7,753	$204,113	$108,388	$(67,018)	$(5,593)	$247,643
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. Results for quarterly reporting periods beginning after December 31, 2020 in the Company’s Form 10-Q will be presented under ASU 2016-13, as defined in this report, while prior quarterly period amounts continue to be reported in accordance with previously applicable GAAP. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2020.
Risks and Uncertainties
On March 11, 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 as a global pandemic. The declaration of a global pandemic meant that almost all public commerce and related business activities was, to varying degrees, curtailed with the goal of decreasing the rate of new infections. In late fiscal 2020, vaccines for combating COVID-19 were approved by health agencies and have been administered throughout the country. Although vaccination efforts have been widespread and continuing, and a significant amount of previous business and other restrictions have been lifted, the continued impact of COVID-19, including any increases in the infection rates, new variants, and renewed governmental action to slow the spread of COVID-19 cannot be estimated. The ongoing impact of COVID-19, including the impact of restrictions imposed to combat its spread, could result in additional and prolonged business closures, supply chain disruptions, work restrictions and activity restrictions.
The Company is closely monitoring developments related to COVID-19 checking regularly for updated information and recommendations from the WHO and the Centers for Disease Control and Prevention, from national, state, and local governments, and evaluating courses of action being taken by peers. At this time, the Company remains subject to heightened business, operational, market, credit and other risks related to the COVID-19 pandemic, including, but not limited to, those discussed below, which may have an adverse effect on business, financial condition and results of operations.
Financial position and results of operations - The global health crisis caused by COVID-19 has and will continue to negatively impact business activity throughout the world. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty and shortages in the labor force, have had, and continue to have, an adverse impact on the Company’s financial results and are discussed in more detail below.
Although many restrictions have been relaxed with some success and economic conditions have been improving, many states and localities are still experiencing moderate to high levels of COVID-19 cases, prompting continued restrictions and the need for additional aid and other forms of relief for affected individuals, businesses and other entities. When and if COVID-19 is demonstrably contained, the Company anticipates a rebound in economic activity; however, any such rebound is contingent upon the rate and effectiveness of the containment efforts deployed by federal, state, and local governments. In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that have occurred and could continue to occur, the aggregate impact that COVID-19 could have on the Company’s financial condition and operating results remains uncertain.
In response to COVID-19, the Federal Reserve took action to lower the Federal Funds rate. The Federal Reserve has indicated that the target Federal Funds rate would remain at current levels until the economy is in a more stable employment and price-stability position.
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
An economic slowdown as a result of COVID-19 could cause a decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, necessitate a goodwill or intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.
Processes, controls and business continuity - In accordance with its federally mandated Pandemic Plan and Business Continuity Plan, many Cass employees around the globe continue to work and conduct business remotely. In the past several years, Cass has invested in sophisticated technology initiatives that enable employees to operate remotely with full system(s) access along with unified and transparent voice and electronic communications capabilities. The Company cannot predict when or how it will fully lift the actions put in place as part of the Business Continuity Plan, including work from home requirements and travel restrictions. Cass does not believe the work from home protocol has materially adversely impacted internal controls, financial reporting systems, or operations.
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
Details of the Company’s intangible assets are as follows:

	September 30, 2021		December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$4,778	$(4,231)	$4,778	$(3,902)
Patents	72	(26)	72	(24)
Software	2,844	(1,011)	2,844	(731)
Trade Name	190	(20)	190	(13)
Other	500	(317)	500	(291)
Unamortized intangible assets:
Goodwill	14,262	—	14,262	—
Total intangible assets	$22,646	$(5,605)	$22,646	$(4,961)
The customer lists are amortized over 7 and 10 years; the patents over 18 years; software over 3 years and 7 years, the trade name over 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $644,000 for both the nine-month periods ended September 30, 2021 and 2020, respectively. Estimated amortization of intangibles is $859,000 in 2021, $540,000 in both 2022 and 2023, $498,000 in 2024, and $490,000 in 2025.

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
The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic
Net income	$6,805	$5,781	$20,902	$18,765
Weighted-average common shares outstanding	14,040,089	14,348,151	14,203,369	14,373,243
Basic earnings per share	$.48	$.40	$1.47	$1.31

Diluted
Net income	$6,805	$5,781	$20,902	$18,765
Weighted-average common shares outstanding	14,040,089	14,348,151	14,203,369	14,373,243
Effect of dilutive restricted stock and stock appreciation rights	237,080	198,336	239,016	200,723
Weighted-average common shares outstanding assuming dilution	14,277,169	14,546,487	14,442,385	14,573,966
Diluted earnings per share	$.48	$.40	$1.45	$1.29
Note 4 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, in October 2020, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock with no expiration date. As of September 30, 2021, 30,940 shares remained available for repurchase under the program. The Company repurchased 314,672 and zero shares during the three-month periods ended September 30, 2021 and 2020, respectively, and 434,938 and 128,779 shares for the nine-month periods ended September 30, 2021 and 2020, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.
On October 19, 2021, the Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock under the program. This new authorization replaces the previous authorization of 500,000 shares, and as such, the Company has 750,000 shares remaining available for repurchase in future periods.
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
Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:
•Information Services – one or more fixed rates depending upon the specific characteristics of the funding source, and
•Banking Services – a variable rate that is based upon the overall performance of the Company’s earning assets.
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2021:
Fee income	$26,642	$596	$339	$27,577
Interest income*	6,361	6,187	(361)	12,187
Interest expense	—	287	—	287
Intersegment income (expense)	—	859	(859)	—
Tax-equivalized pre-tax income*	6,753	1,886	(193)	8,446
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	431	2,348	—	2,779
Total assets	1,018,710	1,279,452	(5,176)	2,292,986
Average funding sources	974,091	875,997	—	1,850,088
Three Months Ended September 30, 2020:
Fee income	$24,198	$651	$83	$24,932
Interest income*	5,112	7,212	(579)	11,745
Interest expense	—	465	—	465
Intersegment income (expense)	—	593	(593)	—
Tax-equivalized pre-tax income*	4,522	3,506	(496)	7,532
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	837	2,800	—	3,637
Total assets	905,158	1,105,845	(10,540)	2,000,463
Average funding sources	751,010	780,217	—	1,531,227
Nine Months Ended September 30, 2021:
Fee income	$77,717	$1,846	$1,176	$80,739
Interest income*	17,754	18,501	(1,335)	34,920
Interest expense	—	915	—	915
Intersegment income (expense)	—	2,170	(2,170)	—
Tax-equivalized pre-tax income*	19,170	8,080	(654)	26,596
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	431	2,348	—	2,779
Total assets	1,018,710	1,279,452	(5,176)	2,292,986
Average funding sources	906,474	862,142	—	1,768,616
Nine Months Ended September 30, 2020:
Fee income	$72,098	$1,906	$1,197	$75,201
Interest income*	14,774	21,097	812	36,683
Interest expense	—	1,911	—	1,911
Intersegment income (expense)	—	1,674	(1,674)	—
Tax-equivalized pre-tax income*	13,082	9,190	2,010	24,282
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	837	2,800	—	3,637
Total assets	905,158	1,105,845	(10,540)	2,000,463
Average funding sources	703,142	712,903	—	1,416,045
* Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2021 and 2020. The tax-equivalent adjustment was approximately $468,000 and $466,000 for the Third Quarter of 2021 and 2020, respectively, and $1,417,000 and $1,424,000 for the Nine Months Ended 2021 and 2020, respectively.

Note 6 – Loans by Type
A summary of loan categories is as follows:

(In thousands)	September 30, 2021	December 31, 2020
Commercial and industrial	$356,532	$298,984
Real estate:
Commercial:
Mortgage	103,596	100,419
Construction	24,705	25,090
Faith-based:
Mortgage	358,493	333,661
Construction	13,272	23,818
Paycheck Protection Program (“PPP”)	16,307	109,704
Total loans	$872,905	$891,676
In support of the Coronavirus, Aid, Relief, and Economic Security Act (the “CARES Act”), the Bank processed 460 applications for PPP loans with an aggregate principal balance of $210,000,000 during 2021 and 2020 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing bank customers and are 100% guaranteed by the Small Business Administration (“SBA”) with no allowance for credit loss allocation. The Company has unaccreted PPP loan fees of $479,000 at September 30, 2021.

The following table presents the aging of loans past due by category at September 30, 2021 and December 31, 2020:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
September 30, 2021
Commercial and industrial	$356,532	$—	$—	$—	$—	$356,532
Real estate
Commercial:
Mortgage	103,596	—	—	—	—	103,596
Construction	24,705	—	—	—	—	24,705
Faith-based:
Mortgage	358,493	—	—	—	—	358,493
Construction	13,272	—	—	—	—	13,272
PPP	16,307	—	—	—	—	16,307
Total	$872,905	$—	$—	$—	$—	$872,905
December 31, 2020
Commercial and industrial	$298,984	$—	$—	$—	$—	$298,984
Real estate
Commercial:
Mortgage	100,419	—	—	—	—	100,419
Construction	25,090	—	—	—	—	25,090
Faith-based:
Mortgage	333,661	—	—	—	—	333,661
Construction	23,818	—	—	—	—	23,818
PPP	109,704	—	—	—	—	109,704
Total	$891,676	$—	$—	$—	$—	$891,676

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of September 30, 2021 and December 31, 2020:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
September 30, 2021
Commercial and industrial	$345,652	$10,880	$—	$356,532
Real estate
Commercial:
Mortgage	103,596	—	—	103,596
Construction	24,705	—	—	24,705
Faith-based:
Mortgage	355,530	2,963	—	358,493
Construction	13,272	—	—	13,272
PPP	16,307	—	—	16,307
Total	$859,062	$13,843	$—	$872,905
December 31, 2020
Commercial and industrial	$284,882	$14,102	$—	$298,984
Real estate
Commercial:
Mortgage	99,044	1,375	—	100,419
Construction	25,090	—	—	25,090
Faith-based:
Mortgage	330,554	3,107	—	333,661
Construction	23,818	—	—	23,818
PPP	109,704	—	—	109,704
Total	$873,092	$18,584	$—	$891,676

[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
The company had no loans evaluated for expected credit losses on an individual basis as of September 30, 2021. The Company had one loan in the amount of $2,500,000 at December 31, 2020 that was individually evaluated for credit losses, resulting in a specific allowance for credit loss of $500,000 at December 31, 2020. Due to improvement in borrower conditions, this loan was no longer evaluated individually for credit losses at September 30, 2021.
There were no foreclosed loans recorded as other real estate owned (included in other assets) as of September 30, 2021 or December 31, 2020.
There were no loans considered troubled debt restructurings as of September 30, 2021. There were two loans that were considered troubled debt restructurings at December 31, 2020 and these loans were removed from troubled debt restructuring status during the first quarter of 2021.

The recorded investment by category for loans considered a troubled debt restructuring during the year ended December 31, 2020 is as follows:

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
A summary of the activity in allowance for credit losses (“ACL”) by category for the periods ended September 30, 2021 and December 31, 2020 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Allowance for credit losses on loans:
Balance at December 31, 2020	$4,635	$1,175	$5,717	$417	$11,944
Charge Offs	—	—	—	—	—
(Release of) provision for credit losses	(289)	(99)	76	(128)	(440)
Recoveries	13	—	15	—	28
Balance at September 30, 2021	$4,359	$1,076	$5,808	$289	$11,532
The release of credit losses during the nine months ended September 30, 2021 is primarily due to improved economic conditions and the removal of specific allowances for credit losses on impaired loans.

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
Note 7 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. A release of credit losses of $430,000 was recorded during the nine months ended

September 30, 2021 due to improved economic conditions and lower line of credit usage. An allowance for unfunded commitments of $137,000 and $567,000 had been recorded at September 30, 2021 and December 31, 2020, respectively.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2021, the balance of unused loan commitments, standby and commercial letters of credit were $194,327,000, $12,061,000, and $235,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.
The following table summarizes contractual cash obligations of the Company related to time deposits at September 30, 2021:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Time deposits	$50,699	$34,719	$15,917	$63	$—
The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.
Note 8 – Stock-Based Compensation
The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the nine months ended September 30, 2021, 52,356 restricted shares, 31,150 performance-based restricted shares, and no SARs were granted under the Omnibus Plan. Stock-based compensation expense for the three months ended September 30, 2021 and 2020 was $1,066,000 and $799,000, respectively, and $2,585,000 and $2,277,000 for the nine months ended September 30, 2021 and 2020, respectively.
Restricted Stock
Restricted shares granted to Company employees are amortized to expense over the three-year cliff vesting period. Restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned.
As of September 30, 2021, the total unrecognized compensation expense related to non-vested restricted shares was $2,060,000, and the related weighted-average period over which it is expected to be recognized is approximately 0.70 years.
Following is a summary of the activity of the Company's restricted stock for the nine months ended September 30, 2021, with total shares and weighted average fair value:

	Nine Months Ended September 30, 2021
	Shares	Fair Value
Balance at December 31, 2020	136,167	$46.78
Granted	52,356	41.59
Vested	(23,782)	48.43
Forfeitures	(738)	46.07
Balance at September 30, 2021	164,003	$46.69
Performance-Based Restricted Stock
The Company has granted three-year performance-based restricted stock (“PBRS”) awards which are contingent upon the Company’s achievement of pre-established financial goals over a three-year cliff vest period. The number of shares issued ranges from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period.
Following is a summary of the activity of the PBRS for the nine months ended September 30, 2021, based on 100% of target value:

	Nine Months Ended September 30, 2021
	Shares	Fair Value
Balance at December 31, 2020	98,410	$50.64
Granted	52,240	40.74
Vested	(33,000)	49.07
Forfeitures	(1,107)	46.07
Balance at September 30, 2021	116,543	$46.79
The PBRS that vested during the nine months ended September 30, 2021 were based on the Company's achievement of 94.4% of target financial goals, resulting in the issuance of 31,150 shares of common stock. The outstanding PBRS at September 30, 2021 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
SARs
There were no SARs granted and no expense recognized during the nine months ended September 30, 2021. Following is a summary of the activity of the Company’s SARs program for the nine months ended September 30, 2021:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2020	144,999	$32.99	1.95	$1,095
Exercised	(20,560)	24.12	—	—
Forfeited	(2,088)	31.92	—	—
Exercisable at September 30, 2021	122,351	$34.50	1.41	$1,046
There were no non-vested SARs at September 30, 2021.
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
The Company recorded a net periodic benefit of $678,000 and $1,096,000 for the three and nine-month periods ended September 30, 2021, respectively as compared to net periodic pension cost of $1,103,000 and $3,159,000 for the three and nine-month periods ended September 30, 2020, respectively. Pension costs decreased in 2021 due to the Plan being frozen as of February 28, 2021. The Company made a contribution of $330,000 to the Plan during the nine-month period ended September 30, 2021 and is evaluating the amount of additional contributions, if any, for the remainder of 2021.
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
Supplemental executive retirement plan costs recorded to expense were $160,000 and $145,000 for the three-month periods ended September 30, 2021 and 2020, respectively. Supplemental executive retirement plan costs recorded to expense were $481,000 and $435,000 for the nine-month periods ended September 30, 2021 and 2020, respectively.
Note 10 – Income Taxes
The effective tax rate was 14.7% and 18.2% for the three-month periods ended September 30, 2021 and 2020, respectively, and 17.0% and 17.9% for the nine-month periods ended September 30, 2021 and 2020, respectively. The effective tax rate for all periods differs from the statutory rate of 21% primarily due to the tax-exempt interest received from municipal bonds.
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

	September 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$345,165	$13,880	$821	$358,224
U.S. government agencies	112,850	537	1,288	112,099
Corporate Bonds	70,516	281	41	70,756
Total	$528,531	$14,698	$2,150	$541,079

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$287,059	$18,915	$—	$305,974
U.S. government agencies	50,988	764	—	51,752
Total	$338,047	$19,679	$—	$357,726
The fair values of securities with unrealized losses are as follows:

	September 30, 2021
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$68,399	$821	$—	$—	$68,399	$821
U.S. government agencies	88,386	1,288	—	—	88,386	1,288
Corporate Bonds	10,940	41	—	—	10,940	41
Total	$167,725	$2,150	$—	$—	$167,725	$2,150
There were 66 securities, or 20% (0 greater than 12 months), in an unrealized loss position as of September 30, 2021. The unrealized losses at September 30, 2021 were primarily attributable to changes in market interest rates after the securities were purchased. There were no securities in an unrealized loss position as of December 31, 2020. At September 30, 2021 and December 31, 2020, the Company had not recorded an allowance for credit losses on securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2021
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$25,511	$25,760
Due after 1 year through 5 years	104,620	109,737
Due after 5 years through 10 years	210,353	219,204
Due after 10 years	188,047	186,378
Total	$528,531	$541,079
Proceeds from sales of investment securities classified as available-for-sale were $30,074,000 and $0 for the three months ended September 30, 2021 and 2020, respectively, and were $43,190,000 and $19,629,000 for the nine months ended September 30, 2021 and 2020, respectively. Gross realized losses were $1,000 and $0 for the three months ended September 30, 2021 and 2020, respectively. Gross realized gains were $44,000 and $1,069,000 for the nine months ended

September 30, 2021 and 2020, respectively. There were no securities pledged to secure public deposits and for other purposes at September 30, 2021.
Note 12 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$500,309	$500,309	$670,528	$670,528
Investment securities	541,079	541,079	357,726	357,726
Loans, net	861,373	861,828	879,732	883,461
Accrued interest receivable	6,332	6,332	6,850	6,850
Total	$1,909,093	$1,909,548	$1,914,836	$1,918,565
Balance sheet liabilities:
Deposits	$1,087,317	$1,087,317	$1,050,856	$1,050,856
Accounts and drafts payable	905,479	905,479	835,386	835,386
Accrued interest payable	68	68	38	38
Total	$1,992,864	$1,992,864	$1,886,280	$1,886,280
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
Accrued Interest Payable - The carrying amount approximates fair value.
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
Bank service fees – Revenue from service fees consists of service charges and fees on deposit accounts under depository agreements with customers to provide access to deposited funds. Service charges on deposit accounts are transaction-based fees that are recognized at the point in time when the performance obligation is satisfied. Service charges are recognized on a monthly basis representing the period over which the performance obligation is satisfied. The contracts have no significant impact of variable consideration and no significant financing components.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Fee revenue and other income
In-scope of FASB ASC 606
Invoice processing fees	$19,230	$18,650	$58,047	$55,697
Invoice payment fees	7,647	5,726	20,394	16,843
Information services payment and processing revenue	26,877	24,376	78,441	72,540
Bank service fees	533	441	1,557	1,249
Fee revenue (in-scope of FASB ASC 606)	27,410	24,817	79,998	73,789
Other income (out-of-scope of FASB ASC 606)	167	115	741	1,412
Total fee revenue and other income	$27,577	$24,932	$80,739	$75,201
Note 14 – Leases
The Company leases certain premises under operating leases. As of September 30, 2021, the Company had lease liabilities of $5,246,000 and right-of-use assets of $4,754,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three months ended September 30, 2021, operating lease cost was $416,000, short-term lease cost was $42,000, and there was no variable lease cost. For the nine months ended September 30, 2021, operating lease cost was $1,251,000, short-term lease cost was $133,000, and there was no variable lease cost. At September 30, 2021, the weighted average remaining lease term for the operating leases was 6.0 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.35%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. There have been no significant changes in the Company’s expected future minimum lease payments since December 31, 2020. See the Company’s 2020 Annual Report on Form 10-K for information regarding these commitments.
A maturity analysis of operating lease liabilities and undiscounted cash flows as of September 30, 2021 is as follows:

(In thousands)	September 30, 2021
Lease payments due
Less than 1 year	$1,726
1-2 years	1,102
2-3 years	563
3-4 years	553
4-5 years	552
Over 5 years	1,629
Total undiscounted cash flows	6,125
Discount on cash flows	879
Total lease liability	$5,246

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the nine months ended September 30, 2021. At September 30, 2021, the Company had no leases that had not yet commenced.
Note 15 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2021. There were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Impact of COVID-19 on the Company’s Business
During the year ended December 31, 2020 and nine months ended September 30, 2021, the effects of COVID-19 and related actions to attempt to control its spread significantly impacted the global economy and adversely affected the Company’s operating results in both the Information Services and Banking Services segments. Substantial progress has been made to combat the spread of COVID-19, and financial results for the three and nine months ended September 30, 2021 were driven, in part, by the continual improvement in economic conditions as compared to the same periods in 2020, when the negative economic impact of the COVID-19 pandemic was most pronounced on Cass and its customers. Though macroeconomic conditions continue to trend positive as of September 30, 2021, the Company could experience future negative effects on its business, financial condition, results of operations, and cash flows if there continue to be significant outbreaks of COVID-19.
With the spread of COVID-19 to the U.S. in the first quarter of 2020, many state and local governments recommended or mandated limitations on crowd size, closures of businesses and shelter-in-place orders in order to slow the transmission. The extent and nature of government actions varied during fiscal year 2020 and the Nine Months Ended 2021 based upon the then-current extent and severity of the COVID-19 pandemic within the respective localities. Severe business disruptions, resulting constrictions in the manufacturing sector for most of the year, labor force shortages, decreased oil demand and prices and general economic uncertainty, significantly and adversely impacted the Company’s customers’ business operations and had a corresponding negative affect on the Company’s revenue generation in each sector of the Company’s Information Services segment.
The Federal Reserve also took action to lower the Federal Funds rate in connection with COVID-19 relief, adversely affecting the Company’s net interest income and operating results tied to Banking Services. The Federal Reserve has indicated that it will retain the current low level interest rates until the economy has stabilized.
Bank regulatory agencies and various governmental authorities had urged financial institutions to work prudently with borrowers who were or may have been unable to meet their contractual payment obligations because of the effects of COVID-19. Accordingly, and in coordination with its primary regulators, the Company deferred borrower principal payments on loans during 2020, on an as needed basis, for periods of up to six months. There were no borrowers remaining on deferred terms at September 30, 2021.
In response to COVID-19, the CARES Act was adopted on March 27, 2020. The CARES Act provided for an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Among other things, the CARES Act established the Paycheck Protection Program (“PPP”), which allowed entities to apply for low-interest private loans to fund payroll and other costs which, subject to certain conditions and qualifications, are partially or fully forgivable. In March 2021, the American Rescue Plan Act of 2021 was enacted, which among other things, provided for additional funding and expansion of the PPP. In support of the CARES Act, the Bank processed nearly 350 applications for PPP loans of approximately $170,000,000 during the year ended December 31, 2020 and an additional 110 applications for approximately $40,000,000 during the nine months ended September 30, 2021 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing bank customers and are 100% guaranteed by the SBA.
The Company remains committed to creating a safe and healthy environment for employees while offering assurance that it remains a financially strong service provider possessing the resources necessary to weather this pandemic in support of its valued customers.
In late fiscal 2020, vaccines for combating COVID-19 were approved by health agencies and have been administered throughout the country. While vaccination efforts are underway and a significant amount of previous business and other restrictions have been lifted, the ongoing impact of COVID-19, including any increases in infection rates, new variants, supply chain disruptions, labor force shortages, and renewed governmental action and business and activity restrictions to combat its spread, cannot be estimated. Given these and other uncertainties discussed throughout this report, the Company remains subject to heightened risk, and the aggregate impact that COVID-19 could have on the Company’s financial condition and operating results is presently unknown.
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
Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2021 (“Third Quarter of 2021”) compared to the three-month period ended September 30, 2020 (“Third Quarter of 2020”) and the nine-month period ended September 30, 2021 (“Nine Months Ended 2021”) compared to the nine-month period ended September 30, 2020 (“Nine Months Ended 2020”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2020 Annual Report on Form 10-K. Results of operations for the Third Quarter and Nine Months Ended 2021 are not necessarily indicative of the results to be attained for any other period.
Net Income
The following table summarizes the Company’s operating results:

(In thousands except per share data)	Third Quarter of			Nine Months Ended
	2021	2020	% Change	2021	2020	% Change
Net income	$6,805	$5,781	17.7%	$20,902	$18,765	11.4%
Diluted earnings per share	$.48	$.40	20.0%	$1.45	$1.29	12.4%
Return on average assets	1.14%	1.14%	—	1.23%	1.32%	—%
Return on average equity	10.61%	9.25%	—	10.84%	10.25%	—%
Fee Revenue and Other Income
The Company’s fee revenue is derived mainly from transportation and facility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. In addition, the Company's fee revenue consists of financial fees which are generated through the payment process. Processing volumes, fee revenue and other income were as follows:

(In thousands)	Third Quarter of			Nine Months Ended
	2021	2020	% Change	2021	2020	% Change
Transportation invoice volume	9,333	8,660	7.8%	27,581	24,234	13.8%
Transportation invoice dollar volume	$9,540,408	$6,822,565	39.8%	$26,385,936	$18,987,243	39.0%
Facility-related transaction volume*	6,675	7,117	(6.2)%	20,498	20,330	0.8%
Facility-related dollar volume*	$4,215,044	$3,595,586	17.2%	$11,590,437	$10,118,270	14.5%
Payment and processing revenue	$26,877	$24,376	10.3%	$78,441	$72,540	8.1%
*Includes energy, telecom and environmental
Third Quarter of 2021 compared to Third Quarter of 2020:
Payment and processing fee revenue increased 10%. Transportation volumes for invoices and dollars increased 8% and 40%, respectively. The increases were driven by the stronger performance of the manufacturing sector in addition to organic new customer growth. Also contributing to the dramatic increase in dollar volume was scarcity in carrier supply, which continues to drive prices higher. Facility-related invoices decreased 6% while dollar volume increased 17%. The increase in dollar volume is primarily due to significantly fewer pandemic-related restrictions in the restaurant, retail, and hospitality sectors, creating higher utility usage in addition to rising energy prices. The decrease in invoice volume is primarily due to one fewer processing day.
Nine Months Ended 2021 compared to Nine Months Ended 2020:
Payment and processing revenue increased 8% for the same reasons as the Third Quarter. The growth in transportation invoice and dollar volumes were the primary reason for the positive revenue growth.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	Third Quarter of			Nine Months Ended
	2021	2020	% Change	2021	2020	% Change
Average earnings assets	$2,036,296	$1,734,680	17.4%	$1,965,976	$1,616,090	21.7%
Average interest-bearing liabilities	600,263	507,172	18.4%	583,478	465,128	25.4%
Net interest income*	11,900	11,280	5.5%	34,005	34,772	(2.2)%
Net interest margin*	2.32%	2.59%		2.31%	2.87%
Yield on earning assets*	2.37%	2.69%		2.37%	3.03%
Rate on interest-bearing liabilities	.19%	.36%		.21%	.55%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2021 and 2020.
Third Quarter of 2021 compared to Third Quarter of 2020:
Average earning assets increased $301,616,000, or 17.4%. The overall increase in average interest-earning asset balances was funded by a significant increase in deposits and accounts and drafts payable driven by government stimulus programs, higher payments processing volumes and organic growth.
Average investment securities increased $163,540,000, or 46.2%, as cash provided by increases in funding sources were utilized to purchase investment securities. The combined average of federal funds sold and interest-bearing deposits in other financial institutions increased $214,842,000, or 49.9%, also due to increasing funding sources. Average loans decreased $76,766,000 as a significant amount of the PPP loans originated in 2020 were forgiven by the SBA in 2021.
Average accounts and drafts payable increased $194,609,000, or 23.8%, for the Third Quarter of 2021 and average interest-bearing liabilities increased $93,091,000, or 18.4%, compared to the Third Quarter of 2020. The increase in average accounts and drafts payable was primarily driven by the stronger performance of the manufacturing sector, new customer growth and scarcity in carrier supply, which continues to drive prices higher. The increase in deposits was driven by significant liquidity in the economy resulting in higher deposit balances.
Tax-equivalent net interest income increased $620,000, or 5.5%, compared to the same period in the prior year. While average interest-earning assets were up 17.4%, the Company’s net interest margin declined 27 basis points from 2.59% to 2.32%, reflecting the negative impact of the historically low short-term interest rate environment.
Nine Months Ended 2021 compared to Nine Months Ended 2020:
Average earning assets increased $349,885,000, or 21.7%, compared to the same period in the prior year. Average interest-bearing deposits in other financial institutions increased $340,058,000, or 171.8%, and average investment securities increased $81,726,000, or 21.9%, for the Nine Months Ended 2021 compared to the Nine Months Ended 2020. These variances were driven by the same factors as the Third Quarter.
Average accounts and drafts payable increased $177,406,000, or 22.9%, and average interest-bearing liabilities increased $118,350,000, or 25.4%, for the Nine Months Ended 2021 compared to the Nine Months Ended 2020.

Tax-equivalent net interest income decreased $767,000, or 2.2%, compared to the same period in the prior year. While average interest-earning assets were up 21.7%, the Company’s net interest margin declined 56 basis points from 2.87% to 2.31%, reflecting the negative impact of the historically low short-term interest rate environment.
For more information on the changes in net interest income, please refer to the tables that follow.
Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential
The following tables show the condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense for each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported.

(In thousands)	Third Quarter of 2021			Third Quarter of 2020
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$873,070	$8,987	4.08%	$949,836	$9,067	3.80%
Investment securities[3]:
Taxable	209,662	731	1.38	69,158	372	2.14
Tax-exempt[4]	308,071	2,228	2.87	284,826	2,219	3.10
Certificates of deposit	—	—	—	209	1	1.90
Interest-bearing deposits in other financial institutions	612,053	231	0.15	189,975	36	0.08
Federal funds sold and other short-term investments	33,440	10	0.12	240,676	50	0.08
Total interest-earning assets	2,036,296	12,187	2.37	1,734,680	11,745	2.69
Non-interest-earning assets
Cash and due from banks	18,778			16,993
Premises and equipment, net	17,718			19,507
Bank-owned life insurance	28,134			17,875
Goodwill and other intangibles	17,167			18,027
Other assets	266,334			215,633
Allowance for credit losses	(11,183)			(11,295)
Total assets	$2,373,244			$2,011,420
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$531,541	$145	0.11%	$425,192	$227	0.21%
Savings deposits	17,767	2	0.04	14,675	3	0.08
Time deposits >= $100	19,403	49	1.00	26,335	104	1.57
Other time deposits	31,542	91	1.14	40,959	131	1.27
Total interest-bearing deposits	600,253	287	0.19	507,161	465	0.36
Short-term borrowings	10	—	—	11	—	—
Total interest-bearing liabilities	600,263	287	0.19	507,172	465	0.36
Non-interest bearing liabilities
Demand deposits	453,116			371,862
Accounts and drafts payable	1,010,641			816,032
Other liabilities	54,703			67,829
Total liabilities	2,118,723			1,762,895
Shareholders’ equity	254,521			248,525
Total liabilities and shareholders’ equity	$2,373,244			$2,011,420
Net interest income		$11,900			$11,280
Net interest margin			2.32%			2.59%
Interest spread			2.18			2.33
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $969,000 and $678,000 for the Third Quarter of 2021 and 2020, respectively. The increase in net loan fees is due to higher PPP fees.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2021 and 2020. The tax-equivalent adjustment was approximately $468,000 and $466,000 for the Third Quarter of 2021 and 2020, respectively.

(In thousands)	Nine Months Ended 2021			Nine Months Ended 2020
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$885,274	$26,270	3.97%	$904,632	$27,366	4.04%
Investment securities[3]:
Taxable	149,953	1,387	1.24	82,271	1,400	2.27
Tax-exempt[4]	304,348	6,748	2.96	289,964	6,781	3.12
Certificates of deposit	—	—	—	340	6	2.36
Interest-bearing deposits in other financial institutions	537,987	473	.12	197,929	492	.33
Federal funds sold and other short-term investments	88,414	42	.06	140,955	638	.60
Total interest-earning assets	1,965,976	34,920	2.37	1,616,091	36,683	3.03
Non-interest-earning assets:
Cash and due from banks	19,890			16,765
Premises and equipment, net	17,877			19,955
Bank-owned life insurance	21,286			17,761
Goodwill and other intangibles	17,381			18,240
Other assets	248,634			214,331
Allowance for credit losses	(11,615)			(10,919)
Total assets	$2,279,429			$1,892,224
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$510,886	$431	.11%	$382,424	$1,062	.37%
Savings deposits	19,098	7	.05	12,010	19	.21
Time deposits >= $100	22,231	200	1.20	28,134	383	1.82
Other time deposits	31,253	277	1.18	42,483	445	1.40
Total interest-bearing deposits	583,468	915	.21	465,051	1,909	.55
Short-term borrowings	10	—	—	77	2	3.47
Total interest-bearing liabilities	583,478	915	.21	465,128	1,911	.55
Non-interest bearing liabilities:
Demand deposits	430,506			342,386
Accounts and drafts payable	952,747			775,341
Other liabilities	54,935			64,859
Total liabilities	2,021,666			1,647,714
Shareholders’ equity	257,763			244,510
Total liabilities and shareholders’ equity	$2,279,429			$1,892,224
Net interest income		$34,005			$34,772
Net interest margin			2.31%			2.87%
Interest spread			2.17			2.48
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $2,738,000 and $1,399,000 for the Nine Months Ended 2021 and 2020, respectively. The increase in net loan fees is due to higher PPP fees.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2021 and 2020. The tax-equivalent adjustment was approximately $1,417,000 and $1,424,000 for the Nine Months Ended 2021 and 2020, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	Third Quarter of 2021 Compared to Third Quarter of 2020
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$(751)	$671	$(80)
Investment securities:
Taxable	530	(171)	359
Tax-exempt[2]	178	(169)	9
Certificates of deposit	(1)	—	(1)
Interest-bearing deposits in other financial institutions	135	60	195
Federal funds sold and other short-term investments	(56)	16	(40)
Total interest income	35	407	442
Interest expense on:
Interest-bearing demand deposits	48	(130)	(82)
Savings deposits	1	(2)	(1)
Time deposits >=$100	(23)	(32)	(55)
Other time deposits	(28)	(12)	(40)
Total interest expense	(2)	(176)	(178)
Net interest income	$37	$583	$620
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the Third Quarter of 2021 and 2020.

(In thousands)	Nine Months Ended 2021 Compared to Nine Months Ended 2020
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$(593)	$(503)	$(1,096)
Investment securities:
Taxable	812	(825)	(13)
Tax-exempt[2]	325	(358)	(33)
Certificates of deposit	(6)	—	(6)
Interest-bearing deposits in other financial institutions	448	(467)	(19)
Federal funds sold and other short-term investments	(175)	(421)	(596)
Total interest income	811	(2,574)	(1,763)
Interest expense on:
Interest-bearing demand deposits	275	(906)	(631)
Savings deposits	7	(19)	(12)
Time deposits >=$100	(70)	(113)	(183)
Other time deposits	(106)	(62)	(168)
Short-term borrowings	(1)	(1)	(2)
Total interest expense	105	(1,101)	(996)
Net interest income	$706	$(1,473)	$(767)
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the Nine Months Ended 2021 and 2020.
Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a provision for credit losses and off-balance sheet credit exposures of $340,000, and $0 in the Third Quarter of 2021 and 2020, respectively. The Company recorded a release of credit losses and off-balance sheet credit exposures of $870,000 in the Nine Months Ended 2021 and a provision for loan losses of $725,000 in the Nine Months Ended 2020. The amount of the provision for (release of) credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the provision for (release of) credit losses will fluctuate as determined by these quarterly analyses. The provision for credit losses in the Third Quarter of 2021 was primarily due to loan growth and the related impact in the CECL model. The release of credit losses in the Nine Months Ended 2021 was primarily due to improved economic conditions and the removal of specific allowance for credit loss allocations on two impaired loans.
The Company had net loan recoveries of $11,000 in the Third Quarter of 2021 and $6,000 in the Third Quarter of 2020. The Company had net loan recoveries of $28,000 and $17,000 in the Nine Months Ended 2021 and the Nine Months Ended 2020, respectively.
The ACL was $11,532,000 at September 30, 2021 compared to $11,944,000 at December 31, 2020. The ACL represented 1.32% of outstanding loans at September 30, 2021 and 1.34% of outstanding loans at December 31, 2020. Excluding PPP loans, the ACL represented 1.35% of total loans at September 30, 2021 and 1.53% of total loans at December 31, 2020. The allowance for unfunded commitments was $137,000 at September 30, 2021 and $567,000 at December 31, 2020. There were no nonperforming loans outstanding at September 30, 2021 or December 31, 2020.
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
The Company also utilizes ratio analyses to evaluate the overall reasonableness of the ACL compared to its peers and required levels of regulatory capital. Federal and state regulatory agencies review the Company’s methodology for maintaining the ACL. These agencies may require the Company to adjust the ACL based on their judgments and interpretations about information available to them at the time of their examinations.
Summary of Credit Loss Experience
The following table presents information on the Company's provision for (release of) credit losses and analysis of the ACL:

	Third Quarter of		Nine Months Ended
(In thousands)	2021	2020	2021	2020
Allowance for credit/loan losses at beginning of period	$11,171	$11,292	$11,944	$10,556
Provision for (release of) credit/loan losses	350	—	(440)	725
Loans charged off	—	—	—	—
Recoveries on loans previously charged off	11	6	28	17
Net recoveries	11	6	28	17
Allowance for credit/loan losses at end of period	$11,532	$11,298	$11,532	$11,298
Allowance for unfunded commitments at beginning of Period	$147	$—	$567	$—
(Release of) provision for credit losses	(10)	—	(430)	—
Allowance for unfunded commitments at end of period	137	—	137	—
Loans outstanding:
Average	$873,070	$949,836	$885,274	$904,632
September 30	872,905	944,557	872,905	944,557
Ratio of ACL to loans outstanding:
Average	1.32%	1.19%	1.30%	1.25%
September 30	1.32%	1.20%	1.32%	1.20%
The Company had no property carried as other real estate owned as of September 30, 2021 and September 30, 2020.
Operating Expenses
Total operating expenses for the Third Quarter of 2021 were up 7.0%, or $2,010,000, compared to the Third Quarter of 2020 as personnel and outside service expenses increased as a result of the increase in payment processing volumes.
Total operating expenses for the Nine Months Ended 2021 were up $4,052,000, or 4.8%, compared to the Nine Months Ended 2020, also due to the increase in payment processing volumes.
Financial Condition
Total assets at September 30, 2021 were $2,292,986,000, an increase of $89,751,000, or 4.1%, from December 31, 2020. The Company increased the investment securities portfolio $183,353,000, or 51.3%, during the period in an effort to increase the yield on interest-earning assets. Payment in excess of funding increased $71,816,000, or 36.9%, due to an increase in transportation dollars processed. In addition, the Company purchased $24,868,000 of bank-owned life insurance policies during the Three Months Ended September 30, 2021. These increases were partially offset by a decrease in cash and cash equivalents of $170,219,000, or 25.4%, and a decrease in loans of $18,772,000. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.
Total liabilities at September 30, 2021 were $2,045,343,000, an increase of $103,268,000, or 5.3%, from December 31, 2020. Total deposits at September 30, 2021 were $1,087,317,000, an increase of $36,461,000, or 3.5%, from December 31, 2020. Accounts and drafts payable at September 30, 2021 were $905,479,000, an increase of $70,093,000, or 8.4%, from December 31, 2020, reflecting an increase in both transportation and facility-related dollar volumes.
Total shareholders’ equity at September 30, 2021 was $247,643,000, a $13,517,000, or 5.2%, decrease from December 31, 2020. Total shareholders’ equity decreased primarily due to share repurchases of $18,975,000, dividends paid of $11,576,000, and an other comprehensive loss of $5,578,000, partially offset by net income of $20,902,000.

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
Liquidity and Capital Resources
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $500,309,000 at September 30, 2021, a decrease of $170,219,000, or 25.4%, from December 31, 2020. At September 30, 2021, these assets represented 21.8% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $541,079,000 at September 30, 2021, an increase of $183,353,000 from December 31, 2020. These assets represented 23.6% of total assets at September 30, 2021. Of this total, 66% were state and political subdivision securities. Of the total portfolio, 4.8% mature in one year, 20.3% mature in one to five years, and 74.9% mature in five or more years.
The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; UMB Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $215,048,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $75,000,000 and First Horizon Bank of $75,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of September 30, 2021 or December 31, 2020.
In addition to the lines of credit discussed above, as of April 21, 2020 the Bank was approved for the Federal Reserve’s Paycheck Protection Program Lending Facility. The Bank can receive non-recourse loans with the previously mentioned PPP loans pledged as collateral. The Bank can borrow an amount up to 100% of the amount of the PPP loans, which was $16,307,000 as of September 30, 2021.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $31,998,000 of CDARS deposits and interest-bearing demand deposits include $153,175,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.
Net cash flows provided by operating activities were $30,680,000 for the Nine Months Ended 2021, compared to $40,061,000 for the Nine Months Ended 2020, a decrease of $34,249,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2021, which are estimated to range from $4 million to $6 million.
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
The Basel III Capital Rules require banking organizations, like Cass, to maintain:
•a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer;
•a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer;
•a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer; and
•a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.

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
The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$247,480	17.04%	$255,332	21.41%
Cass Commercial Bank	184,869	21.45%	171,298	21.46%
Common equity tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$235,949	16.24%	$243,388	20.41%
Cass Commercial Bank	174,093	20.20%	161,300	20.21%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$235,949	16.24%	$243,388	20.41%
Cass Commercial Bank	174,093	20.20%	161,300	20.21%
Tier I capital (to leverage assets)
Cass Information Systems, Inc.	$235,949	10.01%	$243,388	11.52%
Cass Commercial Bank	174,093	12.32%	161,300	14.48%
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

	% change in projected net interest income
	September 30, 2021	December 31, 2020
+200 basis points	21.7%	33.0%
+100 basis points	10.9%	16.3%
Flat rates	—%	—%
-100 basis points	(2.6)%	(2.5)%
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
There were no changes in the Third Quarter of 2021 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2021, the Company repurchased a total of 314,672 shares of its common stock pursuant to its treasury stock buyback program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 – July 31, 2021	42,938	$41.10	42,938	302,674
August 1, 2021– August 31, 2021	170,700	43.85	170,700	131,974
September 1, 2021 – September 30, 2021	101,034	44.21	101,034	30,940
Total	314,672	$43.59	314,672	30,940
(1)All repurchases made during the quarter ended September 30, 2021 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, which has no expiration date, is periodically modified by the Board of Directors and was most recently modified on October 19, 2021 to authorize 750,000 shares for repurchase under the terms of the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Third Quarter of 2021.

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

CASS INFORMATION SYSTEMS, INC.

DATE: November 5, 2021	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

DATE: November 5, 2021	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)