Form 10-K
period 2021-12-31
CASS INFORMATION SYSTEMS INC
filed 2022-02-28
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
Commission file number 000-20827

CASS INFORMATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-1265338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12444 Powerscourt Drive, Suite 550, St. Louis, Missouri 63131	(314) 506-5500
(Address of principal executive offices) (Zip Code)	(Telephone Number, incl. area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.50 per share	CASS	The Nasdaq Global Select Market

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
Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $543,951,000 based on the closing price of the common stock of $40.75 on June 30, 2021, as reported by The Nasdaq Global Select Market. As of February 15, 2022, the Registrant had 13,694,489 shares outstanding of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders.
Auditor Name: KPMG LLP    Auditor Location: St. Louis, MO    Auditor Firm ID: 185

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

PART I.
ITEM 1. BUSINESS
Description of Business
Cass Information Systems, Inc. (“Cass” or the “Company”) provides payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays facility-related invoices, which include electricity and gas as well as waste and telecommunications expenses, and is a provider of telecom expense management solutions. Cass solutions include integrated payments, a B2B payment platform for clients that require an agile fintech partner. Additionally, the Company offers an on-line platform to provide generosity services for faith-based and non-profit organizations. The Company’s bank subsidiary, Cass Commercial Bank (the “Bank”), supports the Company’s payment operations. The Bank also provides banking services to its target markets, which include privately-owned businesses and faith-based ministries in the St. Louis metropolitan area as well as other selected cities in the United States.
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
Employees and Human Capital Resources
The Company and its subsidiaries had 884 full-time and 232 part-time employees as of February 15, 2022. Of these employees, the Bank had 65 full-time and no part-time employees.
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
Cass strives to place the health and well-being of employees above all else. Never has this been more necessary than during the novel coronavirus (“COVID-19”) pandemic. In response to the COVID-19 pandemic, the Company has taken significant steps to protect the health and well-being of employees and clients. These steps include implementing a work-from-home policy for the majority of employees and establishing safety guidelines in facilities based on guidance from the U.S. Centers for Disease Control and Prevention ("CDC").
The Company recognizes the benefits of building a corporate culture that promotes diversity, equity and inclusion ("DEI") to foster unique ideas and ways of thinking. In pursuit of the Company's overall DEI mission, Cass focuses on: a) cultivating an environment that encourages collaboration, flexibility and fairness to enable all employees to contribute to their full potential; b) promoting diversity in our talent management and succession planning processes and employee development programs; and c) ensuring leadership commitment in facilitating the Company's DEI efforts.
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
The Basel III Capital Rules require the Company and the Bank to maintain the following:
•a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer (resulting in a minimum common equity Tier 1 capital ration of 7.0%);
•a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%);
•a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (resulting in a minimum total capital ratio of 10.5%); and
•a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.
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
In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected to not use either the three-year or five-year transition period.
The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2021, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards are currently set to go into effect on January 1, 2023, pushed back 12 months from the original implementation date of January 1, 2022 as a result of the Covid-19 pandemic, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on the Company will depend on the manner in which it is implemented by the federal bank regulators.
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
FDIC insurance expense totaled $300,200, $152,500 and $108,700 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
As of December 31, 2021, the most recent notification from the regulatory agencies categorized the Company and the Bank as well-capitalized. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see Item 8, Note 2 of this report.

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
Loans-to-One-Borrower – The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2021, the Bank was in compliance with the loans-to-one-borrower limitations.
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
In December 2019, the FDIC joined the Office of the Comptroller of the Currency in proposing rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low and moderate income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals focus on four improvement areas: (i) clarifying what activities qualify for CRA credit; (ii) updating assessment areas where activities count for CRA credit; (iii) providing a more objective method for measuring CRA performance; and (iv) improving the timeliness and transparency of record keeping and reporting. The Federal Reserve did not join in the proposed rulemaking but is seeking public comment on an approach to modernize the CRA and evaluate how banks address inequities in credit access. The agencies are working together to put forward a joint rule. The Company will continue to monitor CRA regulatory changes and evaluate any resulting impact on the Company’s financial condition and results of operations.
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
Federal law also limits the Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.
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
In November 2021, the federal banking agencies adopted a final rule requiring banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States. Banking organizations are also required to notify each affected customer as soon as possible in the event of an incident that results in actual or potential harm to the integrity or availability of information and systems or that violates or threatens to violate the organization’s security for four or more hours.
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

Other Regulations – The operations of the Company and the Bank are also subject to:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information;
•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
•Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•The USA PATRIOT Act, which requires banks and savings institutions to establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering; and
•The Bank Secrecy Act, which requires U.S. financial institutions to collaborate with the U.S. government in cases of suspected money laundering and fraud.
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
In March 2020, the World Health Organization (“WHO”) declared COVID-19 as a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and manufacturing, lowered interest rates, and created significant volatility and disruption in financial markets. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in major markets in the Bank is located or does business. In late fiscal 2020, vaccines for combating COVID-19 were approved by health agencies and have been administered throughout the country. While vaccination efforts are ongoing and a significant amount of previous business and other restrictions have been lifted, the ongoing impact of COVID-19, including any increases in infection rates, new variants, supply chain disruptions, labor force shortages, and renewed governmental actions and business and activity restrictions to combat its spread, cannot be estimated. Given these and other uncertainties discussed throughout this report, the Company remains subject to heightened risk, and the aggregate impact that COVID-19 could have on the Company's financial condition and operating results is presently unknown.
As a result, demand for the Company’s products and services has been, and could continue to be, significantly impacted. Demand for payment and information processing services by manufacturing, distribution, and retail enterprises, and loans and other products and services that the Company and the Bank offer and on which success the Company relies to drive growth, is highly dependent upon the business environment in the primary markets in which the Company operates and in the United States as a whole. Business closures could cause decreased volumes in the Company’s payment and information processing services due to the decline in customers’ business activity.
Furthermore, the pandemic could influence the recognition of credit losses in the Company’s loan and lease portfolios and increase its allowance for credit losses, as both businesses and consumers are negatively impacted by the economic downturn.
In addition, in an effort to boost consumer spending due to the pandemic, the Federal Reserve has taken action to lower the Federal Funds rate, which has adversely affected, and could continue to adversely affect, interest income and therefore, the Company’s results of operations and financial condition. Also, pandemic related disruptions in labor markets and global supply chains have led to the emergence of high inflation which, if persistent, could increase expense via increased compensation and other costs.
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
The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and any future actions taken by governmental authorities and other third parties in response to the pandemic. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in this Item 1A, “Risk Factors” section, including, but not limited to, risks of credit deterioration, interest rate changes, governmental actions, market volatility, security breaches and technology interruptions.

Vaccine mandates could hinder Cass' ability to attract and retain employees.
Vaccine mandates and other governmental requirements related to the ongoing COVID-19 pandemic could have an adverse impact on the Company's business financial condition and results of operations as they could negatively impact the Company's ability to attract and retain employees, increase expenses, and pose operational issues with respect to testing requirements.
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
The Company has lending concentrations, including, but not limited to, faith-based ministries located in selected cities, franchise restaurants, and privately-held businesses located in or near St. Louis, Missouri, that could suffer a significant decline which could adversely affect the Company.
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
The Company may be adversely impacted by the replacement of LIBOR as a reference rate.
LIBOR and certain other interest rate benchmarks are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. LIBOR in its current form was anticipated to no longer be available after 2021.

On November 30, 2020 the administrator of LIBOR announced it will consult on its intention to cease publication of the one-week and two-month settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the FRB, the Alternative Reference Rates Committee, has selected the SOFR as its recommended alternative to U.S. dollar LIBOR.
The U.S. federal banking agencies issued a statement in November 2020 encouraging banks to transition away from U.S. dollar LIBOR as soon as practicable and to stop entering into new contracts that use U.S. dollar LIBOR by December 31, 2021. SOFR or other alternative reference rates may perform differently than LIBOR in response to changing market conditions. For example, SOFR could experience greater decreases during times of economic stress, which could require the Company to lend at lower rates at times when the Company's borrowing costs are increasing.
While the Company does not currently originate loans tied to LIBOR, certain of the Company's loans and other financial instruments originated and/or purchased in prior periods include attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create additional costs and risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change Cass' market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Failure to adequately manage this transition process could adversely impact the Company's reputation.
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
Business Operations and Strategic Risk
Operational difficulties or cybersecurity problems could damage Cass’ reputation and business.
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
Cloud technologies are also critical to the operation of the Company's systems, and reliance on cloud technologies is growing. Service disruptions in cloud technologies may lead to delays in accessing, or the loss of, data that is important to the Company's businesses and may hinder customers access to products and services.

Although the Company makes significant efforts to maintain the security and integrity of Cass’ information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that Cass’ security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, the Company may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible to entirely mitigate this risk. While specific “cyber” insurance coverage is maintained, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under Cass’ cyber insurance coverage. A security breach or other significant disruption of Cass’ information systems or those related to customers, merchants and third-party vendors, including as a result of cyber-attacks, could 1) disrupt the proper functioning of Cass’ networks and systems and therefore operations and/or those of certain customers; 2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of the Company or its customers; 3) result in a violation of applicable privacy, data breach and other laws, subjecting the Company to additional regulatory scrutiny and expose Cass to civil litigation, governmental fines and possible financial liability; 4) require significant management attention and resources to remedy the damages that result; or 5) harm Cass’ reputation or cause a decrease in the number of customers that choose to do business with the Company. The occurrence of any of the foregoing could have a material adverse effect on Cass’ business, financial condition and results of operations.
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
Cass has identified one accounting policy as being “critical” to the presentation of its financial condition and results of operations because it requires management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. More information on Cass’ critical accounting policies is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The Company owns a production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. Additional facilities are located in Greenville, South Carolina, Wellington, Kansas, and Jacksonville, Florida. The Company has offices in Breda, Netherlands, Basingstoke, United Kingdom, and Singapore to service its multinational customers.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of February 15, 2022, there were approximately 3,904 holders of record of the Company’s common stock.
The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. However, future dividend payments will depend on the Company’s earnings, capital requirements, financial condition, applicable banking regulatory requirements and other factors considered relevant by the Company’s Board of Directors.
The Company maintains a treasury stock buyback program approved by the Board of Directors in October 2021 pursuant to which the Board of Directors has authorized the repurchase of up to 750,000 shares of the Company’s common stock and has no expiration date. The Company repurchased a total of 713,857 shares at an aggregate cost of $30,997,000 during the year ended December 31, 2021 and 162,901 shares at an aggregate cost of $6,825,000 during the year ended December 31, 2020. A portion of the repurchased shares may be used for the Company’s employee benefit plans, and the balance will be available for other general corporate purposes. The pace of repurchase activity will depend on factors such as levels of regulatory capital, cash generation from operations, cash requirements for investments, repayment of debt, current stock price, business and market conditions, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.
During the three months ended December 31, 2021, the Company repurchased a total of 278,919 shares of its common stock pursuant to its treasury stock buyback program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 – October 31, 2021	28,443	42.25	28,443	721,557
November 1, 2021 – November 30, 2021	135,022	44.81	135,022	586,535
December 1, 2021 – December 31, 2021	115,454	$41.50	115,454	471,081
Total	278,919	$43.10	278,919	471,081
(1)All repurchases made during the quarter ended December 31, 2021 were made pursuant to the treasury stock buyback program, authorized by the Board of Directors on October 19, 2021 and announced by the Company on October 21, 2021. The program provides that the Company may repurchase up to an aggregate of 750,000 shares of common stock and has no expiration date.
Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years
The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market

(“Nasdaq”), the index of Nasdaq computer and data processing stocks, and the index of Nasdaq bank stocks. The graph assumes $100 was invested on December 31, 2016, with dividends reinvested. Returns are based on period end prices.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2021 compared to 2020. For discussion related to the results of operations and changes in financial condition for 2020 compared to 2019 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2020 Annual Report on Form 10-K filed with the SEC on February 26, 2021.
The Company intends for the discussion of financial condition and results of operations that follows to provide information that will assist the reader in understanding the Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies, and estimates affect the Consolidated Financial Statements. This discussion should be read in conjunction the Consolidated Financial Statements and the related notes that appear in Part II, Item 8 of this document.
Executive Overview
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
In 2021, total fee revenue and other income increased $9,251,000, or 9%, net interest income after provision for credit losses decreased $59,000, total operating expenses increased $5,711,000, or 5%, and net income increased $3,428,000, or 14%. This performance in 2021 rebounded from 2020, which was more severely impacted by the COVID-19 global pandemic. For payment processing services, dollar volumes experienced a significant increase during 2021 which contributed to the increase in total fee revenue and other income. The Federal Reserve’s actions to lower the Federal Funds rate during the first quarter of 2020 adversely impacted net interest income. However, an increase in interest-earning assets, specifically in loans and investment securities, were able to mostly offset the impact of a lower interest rate environment and resulting lower net interest margin. Total operating expenses increased as a higher number of transactions processed had a corresponding rise in personnel and other expenses. The asset quality of the Company’s loans and investments as of December 31, 2021 remained strong.
Currently, management views Cass’ major opportunity as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company’s leadership position in applied technology, which when combined with the security and processing controls of the Bank, makes Cass unique in the industry.
Critical Accounting Policies
The Company has prepared the consolidated financial statements in this report in accordance with the FASB Accounting Standards Codification (“ASC”). In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to the Company's Consolidated Financial Statements are included in Item 8, "Financial Statements and Supplementary Data—Note 1.”
The accounting policy that requires significant management estimates and is deemed critical to the Company’s results of operations or financial position has been discussed with the Audit Committee of the Board of Directors and is described below.
Allowance for Credit Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to determine management’s estimate of the lifetime expected credit losses. The process combines many factors: economic factors, historical credit loss experience, of both the Company and similar peer banks, loan portfolio growth and concentrations, asset quality, lending management experience and risk tolerance, and other qualitative and quantitative factors which could affect future credit loss. Given the Company's recent historical loss experience, the impact of the qualitative risk factors related to the collective ACL is a substantial percentage of the overall ACL. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the ACL and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Various regulatory agencies, as an integral part of the examination process, periodically review the ACL. Such agencies may require the Company to recognize additions to the ACL or reserve increases to adversely graded classified loans based on information available to them at the time of their examinations. The Company believes the level of ACL is appropriate. These policies affect both segments of the Company. The impact and associated risks related to these policies on the Company’s business operations are discussed in the Note 1 Summary of Significant Accounting Policies and Note 4 Loans, as well as the “Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments” section of this report.
Impact of COVID-19 on the Company’s Business
During the year ended December 31, 2020, the effects of COVID-19 and related actions to attempt to control its spread significantly impacted the global economy and adversely affected the Company’s operating results in both the Information Services and Banking Services segments. Substantial progress has been made to combat the spread of COVID-19, and financial results for the year-ended December 31, 2021 were driven, in part, by the continual improvement in economic conditions as compared to the same period in 2020, when the negative economic impact of the COVID-19 pandemic was most pronounced on Cass and its customers. Though macroeconomic conditions continue to trend positive as of December 31, 2021, the Company could experience future negative effects on its business, financial condition, results of operations, and cash flows if there continue to be significant outbreaks of COVID-19.

Information Services
With the spread of COVID-19 to the U.S. in the first quarter of 2020, many state and local governments recommended or mandated limitations on crowd size, closures of businesses and shelter-in-place orders in order to slow the transmission. The extent and nature of government actions varied during fiscal years 2020 and 2021 based upon the then-current extent and severity of the COVID-19 pandemic within the respective localities. Severe business disruptions, resulting constrictions in the manufacturing sector for most of 2020 and into the first quarter of 2021, labor force shortages, decreased oil demand and prices and general economic uncertainty, significantly and adversely impacted the Company’s customers’ business operations and had a corresponding negative affect on the Company’s revenue generation in each sector of the Company’s Information Services segment. The Federal Reserve also took action to lower the Federal Funds rate in connection with COVID-19 relief, adversely affecting the Company’s net interest income and operating results tied to Banking Services.

However, as vaccines for combatting Covid-19 became widely available in the United States in the first half of 2021 and the economy began to improve, consumer demand for products and services rebounded. Companies critical to the global supply chain, such as those in warehousing and transporting services, continued to experience the negative effects of the pandemic-related disruptions. As a result, carrier supply scarcity led to higher transportation costs and an increase in the Company’s transportation payment and processing fee revenues in fiscal 2021.

Banking Services
Like all banks and bank holding companies, the Company’s Banking Services segment has been especially impacted by instability in the global capital markets due to the COVID-19 pandemic. The Federal Reserve also took action to lower the Federal Funds rate to near zero levels in connection with COVID-19 relief, adversely affecting the Company’s net interest income and operating results tied to Banking Services.

During 2020 and into the first half of 2021, Bank regulatory agencies and various governmental authorities urged financial institutions to work prudently with borrowers who were unable to meet their contractual payment obligations because of the effects of COVID-19. Accordingly, and in coordination with its primary regulators, the Company deferred borrower principal payments on loans, on an as needed basis, for periods of up to six months. There were no borrowers remaining on deferred terms at December 31, 2021.

In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was adopted on March 27, 2020. The CARES Act provided for an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Among other things, the CARES Act established the Paycheck Protection Program (“PPP”), which allowed entities to apply for low-interest private loans to fund payroll and other costs which, subject to certain conditions and qualifications, are partially or fully forgivable. In March 2021, the American Rescue Plan Act of 2021 was enacted, which among other things, provided for additional funding and expansion of the PPP. In support of the CARES Act, the Bank processed nearly 350 applications for PPP loans of approximately $170,000,000 during the year ended December 31, 2020 and an additional 110 applications for approximately $40,000,000 during the year-ended December 31, 2021 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing bank customers and are

100% guaranteed by the SBA. As of December 31, 2021, substantially all of these PPP loans were forgiven by the SBA with $6,299,000 remaining outstanding.

Throughout 2020 and 2021, Congress enacted several pieces of legislation aimed at providing economic aid and stimulus to individuals and businesses in response to the Covid-19 pandemic’s severe economic interruptions. Among others, these significant actions included direct federal stimulus payments, a moratorium on evictions and foreclosures, deferral of federal student loan payments, increases in tax benefits, state and local government funding, and an expansion of bankruptcy relief for small businesses and individuals.

The stimulus actions of the federal government and policies implemented by the Federal Reserve have contributed to an increase in inflation during most of 2021. As a result, in December 2021, the Federal Reserve released projections related to the target range for the Federal Funds rate that imply varied increases in the rate over the next few years. There can be no assurance that any increases in the Federal Funds rate will occur, and the Company continues to monitor these developments.

While vaccination efforts are ongoing and a significant amount of previous business and other restrictions have been lifted, the ongoing impact of COVID-19, including any increases in infection rates, new variants, supply chain disruptions, labor force shortages, renewed restrictions to combat its spread, and the enactment of new laws and regulations that affect banks and bank holding companies, cannot be estimated. Given these and other uncertainties discussed throughout this report, the Company remains subject to heightened risk, and the aggregate impact that COVID-19 could have on the Company’s financial condition and operating results is presently unknown.
The Company remains committed to creating a safe and healthy environment for employees while offering assurance that it remains a financially strong service provider possessing the resources necessary to weather this pandemic in support of its valued customers.
For further discussion on COVID-19 and its impact on the Company, refer to Item 8, “Financial Statements and Supplementary Data—Note 1.
Summary of Results

(In thousands except per share data)	For the Years Ended December 31,			% Change
	2021	2020	2019	2021 v. 2020	2020 v. 2019
Fee revenue and other income	$109,691	$100,441	$110,069	9.2%	(8.7)%
Net interest income after provision	44,456	44,515	47,166	(0.1)	(5.6)
Operating expense	120,326	114,615	119,769	5.0	(4.3)
Income before income tax expense	33,821	30,341	37,466	11.5	(19.0)
Income tax expense	5,217	5,165	7,062	1.0	(26.9)
Net income	$28,604	$25,176	$30,404	13.6	(17.2)
Diluted earnings per share	$2.00	$1.73	$2.07	15.6	(16.4)
Average earning assets	$1,999,609	$1,674,297	$1,472,399	19.4	13.7
Return on average assets	1.23%	1.29%	1.74%	—	—
Return on average equity	11.29%	10.23%	12.86%	—	—
Net interest margin(1)	2.31%	2.82%	3.36%	—	—
Total processing volume	64,039	60,476	63,567	5.9	(4.9)
Total invoice dollars processed and paid	$52,697,397	$39,975,033	$42,973,242	31.8	(7.0)
(1)Presented on a tax-equivalent basis.
The results of 2021 compared to 2020 include the following significant items:
Overall, the Company’s revenue and profitability improved, primarily as a result of the increases in total processing volume and total invoice dollars processed and paid as compared to the prior year. Processing volume and invoice dollars processed increased 6% and 32%, respectively. The significant increase in dollars processed was due to excess shipping miles in the freight network due to supply chain disruptions, fuel surcharges, and scarcity of carrier supply, among other factors. In addition, far fewer pandemic-related restrictions imposed on the restaurant, retail and hospitality sectors as compared to 2020 also contributed to the increase. The higher dollar volumes helped produce the 10% increase in payment and processing fees via financial fees earned on payment volumes.
The increase in dollar volumes also assisted in driving an increase in average earning assets of 19%. However, net interest income after provision for credit losses was flat year over year. The Federal Reserve’s actions to lower the Federal Funds rate in the first quarter of 2020, adversely impacted the net interest rate margin which declined to 2.31% as compared to 2.82%in the prior year. The increase in average earning assets partially offset the impact of the near-zero interest rate environment on the Company’s net interest margin. There was also a release of credit losses recorded of $130,000 in 2021 compared to a provision for credit losses of $810,000 in 2020. The positive variance in the provision for credit losses was primarily due to improved economic conditions in 2021, partially offset by the impact of loan growth on the Company's ACL calculation.
Operating expenses increased 5%, as the increase in the number of transactions processed had a corresponding impact on personnel expense. In addition, the Company continued the strategic investment in various technology initiatives in an effort to improve customer experience and drive efficiencies with respect to invoice payment and processing.
The Company's return on average equity and diluted earnings per share improved as compared to the prior year driven by higher earnings and share buybacks which reduced outstanding diluted shares and shareholders' equity.
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

(In thousands)	December 31,			% Change
	2021	2020	2019	2021 v. 2020	2020 v. 2019
Transportation invoice transaction volume	36,783	33,184	36,042	10.8%	(7.9)%
Transportation invoice dollar volume	$36,829,841	$26,516,803	$28,090,514	38.9	(5.6)
Expense management transaction volume(1)	27,256	27,292	27,525	(0.1)	(0.8)
Expense management dollar volume(1)	$15,867,556	$13,458,230	$14,882,728	17.9	(9.6)
Payment and processing revenue	$106,455	$97,204	$107,953	9.5	(10.0)
Bank service fees	$2,239	$1,704	$1,386	31.4	22.9
Gains on sales of investment securities	$51	$1,075	$19	(95.3)	5,557.9
Other	$946	$458	$711	106.6	(35.6)
(1)Includes energy, telecom and environmental
The increase in invoice transaction volume in transportation was driven by an increase in economic activity as compared to 2020 in addition to new customer acquisition. Transaction volumes in expense management were flat year over year as new customer acquisition almost fully offset the loss of one large customer in the prior year.
The 39% increase in dollars processed in transportation was due to excess shipping miles in the freight network due to supply chain disruptions, fuel surcharges, and scarcity of carrier supply, among other factors. The 18% increase in dollar volumes in expense management was driven by far fewer pandemic-related restrictions imposed on the restaurant, retail and hospitality sectors as compared to 2020.
The higher dollar volumes helped produce the 10% increase in payment and processing fees via financial fees earned on payment volumes. In addition, the increase in transportation invoice transaction volume also positively contributed to the increase in payment and processing fees in 2021.

Bank service fees increased 31% year over year due to organic growth, specifically growth in the Company's integrated payments business.
There were gains from the sale of securities in 2021 and 2020 of $51,000 and $1,075,000, respectively.
Other income increased primarily due to the purchase of additional bank-owned life insurance in September 2021 and an increase in death benefits received over the prior year.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	December 31,			% Change
	2021	2020	2019	2021 v. 2020	2020 v. 2019
Average earning assets	$1,999,609	$1,674,297	$1,472,399	19.4%	13.7%
Net interest income (1)	$46,199	$47,214	$49,501	(2.1)%	(4.6)%
Net interest margin (1)	2.31%	2.82%	3.36%
Yield on earning assets (1)	2.37%	2.96%	3.71%
Rate on interest bearing liabilities	0.20%	0.49%	1.32%
(1)Presented on a tax-equivalent basis using a tax rate of 21%.
The decrease in net interest income in 2021 compared to 2020 is primarily due to the Federal Reserve’s actions to lower the Federal Funds rate in the first quarter of 2020, adversely impacting the net interest rate margin which declined to 2.31% as compared to 2.82% in the prior year. An increase in average earning assets partially offset the impact of the near-zero interest rate environment on the Company’s net interest margin. The yield on interest-earning assets declined 59 basis points from 2.96% in 2020 to 2.37% in 2021 while the cost of interest-bearing liabilities declined 29 basis points from 0.49 % in 2020 to 0.20% in 2021.
Average loans decreased $18,699,000, or 2%, to $887,662,000. This decrease was primarily the result of the decline in the average balance of PPP loans of $49,758,000 due to the forgiveness of these loans throughout the year. Excluding PPP loans, average loans increased $31,060,000. The average yield on loans declined 20 basis points to 3.96% in 2021 due to the continued repricing of loans in the current low interest rate environment in addition to lower fees earned on PPP loans.
Average investment securities increased $132,303,000, or 36%. The Company purchased investment securities throughout 2021 in an effort to deploy short-term investments into investment securities to enhance the yield on interest-earning assets. The investment portfolio will expand and contract over time as the Company manages its liquidity and interest rate position. The average yield on investment securities declined 62 basis points to 2.30% in 2021 due to the purchase of investment securities in 2021 in a historically low rate environment.
Average short-term investments, consisting of interest bearing deposits in other financial institutions and federal funds sold, increased $211,963,000, or 53%. The increase is a result of the increase in the average balance of deposits and accounts and drafts payable, partially offset by the purchase of investment securities. The average yield on short-term investments declined 18 basis points to 0.12% in 2021. The vast majority of these short-term investments are held at the Federal Reserve Bank.
Average interest-bearing deposits increased $111,651,000, or 23%, and average non-interest-bearing demand deposits increased $91,447,000, or 26%. These increases were largely due to the impact of government stimulus programs and resulting cash deposits, along with an increase in the Company's integrated payments activity. The cost of interest-bearing deposits decreased 29 basis points to 0.20% in 2021 as a result of the repricing of customer deposits in the historically low interest rate environment.

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

(In thousands)	2021			2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets (1)
Interest-earning assets
Loans (2), (3):	$887,662	$35,178	3.96%	$906,361	$37,665	4.16%	$760,153	$36,461	4.80%
Securities (5):
Taxable	192,885	2,547	1.32	75,938	1,686	2.22	103,473	2,465	2.38
Tax-exempt (4)	304,672	8,919	2.93	289,316	8,993	3.11	319,911	9,924	3.10
Certificates of deposit	—	—	—	255	6	2.35	1,573	32	2.03
Short-term investments	614,390	726	0.12	402,427	1,226	0.30	287,289	5,812	2.02
Total interest-earning assets	1,999,609	47,370	2.37	1,674,297	49,576	2.96	1,472,399	54,694	3.71
Non-interest-earning assets
Cash and due from banks	21,220			16,979			15,455
Premises and equipment, net	17,846			19,623			21,319
Payments in excess of funding	211,809			160,692			168,186
Bank owned life insurance	26,766			17,817			17,489
Goodwill and other intangibles	17,273			18,132			15,433
Other assets	51,064			55,586			49,736
Allowance for credit losses	(11,595)			(11,016)			(10,443)
Total assets	$2,333,992			$1,952,110			$1,749,574
Liabilities and Shareholders’ Equity (1)
Interest-bearing liabilities
Interest-bearing demand deposits	$521,409	$582	0.11%	$398,585	$1,313	0.33%	$311,434	$3,686	1.18%
Savings deposits	18,398	9	0.05	13,819	24	0.17	10,285	103	1.00
Time deposits >=$250	14,576	139	0.95	20,036	267	1.33	17,634	281	1.59
Other time deposits	37,676	441	1.17	47,970	756	1.58	55,490	1,121	2.02
Total interest-bearing deposits	592,059	1,171	0.20	480,410	2,360	0.49	394,843	5,191	1.31
Short-term borrowings	10	—	—	61	2	3.28	61	2	3.28
Total interest-bearing liabilities	592,069	1,171	0.20	480,471	2,362	0.49	394,904	5,193	1.32
Noninterest-bearing liabilities
Demand deposits	447,880			356,433			276,301
Accounts and drafts payable	986,572			803,605			785,202
Other liabilities	54,035			65,513			56,700
Total liabilities	2,080,556			1,706,022			1,513,107
Shareholders’ equity	253,436			246,088			236,467
Total liabilities and share-holders’ equity	$2,333,992			$1,952,110			$1,749,574
Net interest income (4)		$46,199			$47,214			$49,501
Net interest margin (4)			2.31%			2.82%			3.36%
Interest spread			2.17%			2.47%			2.39%
(1)Balances shown are daily averages.
(2)For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.
(3)Interest income on loans includes net loan fees of $3,412,000, $3,608,000, and $650,000 for 2021, 2020 and 2019, respectively. Loan fees include $2,634,000 and $3,057,000 of PPP loan fees for 2021 and 2020, respectively.
(4)Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%. The tax-equivalent adjustment was approximately $1,873,000, $1,889,000, and $2,085,000 for 2021, 2020 and 2019, respectively.

(5)For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
Analysis of Net Interest Income Changes
The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

(In thousands)	2021 Over 2020			2020 Over 2019
	Volume (1)	Rate (1)	Total	Volume(1)	Rate (1)	Total
Increase (decrease) in interest income:
Loans (2), (3):	$(766)	$(1,721)	$(2,487)	$6,476	$(5,272)	$1,204
Securities:
Taxable	1,761	(900)	861	(620)	(159)	(779)
Tax-exempt (4)	463	(537)	(74)	(951)	20	(931)
Certificates of deposit	(6)	—	(6)	(30)	4	(26)
Short-term investments	256	(756)	(500)	1,467	(6,053)	(4,586)
Total interest income	$1,708	$(3,914)	$(2,206)	$6,342	$(11,460)	$(5,118)
Interest expense on:
Interest-bearing demand deposits	$318	$(1,049)	$(731)	$828	$(3,201)	$(2,373)
Savings deposits	6	(21)	(15)	27	(106)	(79)
Time deposits >=$250	(63)	(65)	(128)	36	(50)	(14)
Other time deposits	(143)	(172)	(315)	(139)	(226)	(365)
Short-term borrowings	(1)	(1)	(2)	—	—	—
Total interest expense	117	(1,308)	(1,191)	752	(3,583)	(2,831)
Net interest income	$1,591	$(2,606)	$(1,015)	$5,590	$(7,877)	$(2,287)
(1)The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
(2)Average balances include nonaccrual loans.
(3)Interest income includes net loan fees.
(4)Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%.
Loan Portfolio
Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $960,567,000 representing 38% of the Company's total assets as of December 31, 2021 and generated $35,178,000 in interest income during the year then ended. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2021.

Loans by Type	December 31,
(In thousands)	2021	2020	2019
Commercial and industrial	$450,336	$298,984	$323,857
Real estate (commercial and faith-based):
Mortgage	464,341	434,080	407,480
Construction	39,461	48,908	41,244
PPP	6,299	109,704	—
Other	130	—	57
Total loans	$960,567	$891,676	$772,638

Loans by Maturity as of December 31, 2021

(In thousands)	One Year Or Less		Over 1 Year Through 5 Years		Over 5 Years Through 15 Years (1)		Total
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
Commercial and industrial	$30,378	$54,011	$156,084	$17,035	$180,234	$12,594	$450,336
Real Estate:
Mortgage	58,516	11,984	302,450	3,503	74,648	13,240	464,341
Construction	14,698	13,337	878	10,548	—	—	39,461
PPP	—	—	6,299	—	—	—	6,299
Other	—	130	—	—	—	—	130
Total loans	$103,592	$79,462	$465,711	$31,086	$254,882	$25,834	$960,567
(1)The Company did not have any loans with maturities greater than 15 years.
The Company has no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed in the loan portfolio composition table and as are discussed in Item 8, Note 4, of this report. As can be seen in the loan composition table above and as discussed in Item 8, Note 4, the Company's primary market niche for banking services is privately held businesses, franchise restaurants, and faith-based ministries.
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
Loans increased $68,891,000, or 8%, during 2021 to $960,567,000 as of December 31, 2021. Franchise restaurant loans, which are included in commercial and industrial loans, increased $100,593,000 or 114%, during 2021 to $189,074,000 as of December 31, 2021. The increase in franchise loans was due to organic growth in an effort to expand this loan type. The Company also experienced organic loan growth in other loan types. These increases were partially offset by the decrease in PPP loans of $103,405,000 from $109,704,000 at December 31, 2020 to $6,299,000 at December 31, 2021. The decrease in PPP loans was due to ongoing forgiveness of these loans by the SBA in 2021. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.
Provision and Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments
The Company recorded a release of credit losses and off-balance sheet credit exposures of $130,000 in 2021 and a provision for credit losses of $810,000 in 2020. The amount of the (release of) provision for credit losses was derived from the Company’s quarterly CECL model. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan recoveries of $27,000 and $20,000 in 2021 and 2020, respectively. The ACL was $12,041,000 at December 31, 2021 compared to $11,944,000 at December 31, 2020. The ACL represented 1.25% of outstanding loans at December 31, 2021 as compared to 1.34% of outstanding loans at December 31, 2020. The allowance for unfunded commitments was $367,000 at December 31, 2021 and $567,000 at December 31, 2020. There were no nonperforming loans outstanding at December 31, 2021 and December 31, 2020.
The ACL has been established and is maintained to estimate the lifetime credit losses expected in the loan portfolio. An ongoing assessment is performed to determine if the balance is adequate. Charges or credits are made to expense based on changes in the economic forecast, qualitative risk factors, loan volume, and individual loans. For loans that are individually evaluated, the Company uses two impairment measurement methods: 1) the present value of expected future cash flows and 2) collateral value.
Federal and state regulatory agencies review the Company’s methodology for maintaining the ACL. These agencies may require the Company to adjust the ACL based on their judgments and interpretations about information available to them at the time of their examinations.
The following schedule summarizes activity in the ACL and the allocation of the allowance to the Company’s loan categories.
Summary of Credit Loss Experience

(In thousands)	December 31,
	2021	2020	2019	2018	2017
Allowance at beginning of year	$11,944	$11,279	$10,225	$10,205	$10,175
Loans charged-off:
Commercial and industrial	—	—	—	—	—
Real estate (commercial and faith-based):
Mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Other	—	—	—	—	—
Total loans charged-off	—	—	—	—	—
Recoveries of loans previously charged-off:
Commercial and industrial	12	19	81	20	30
Real estate (commercial and faith-based):
Mortgage	15	1	—	—	—
Construction	—	—	—	—	—
Other	—	—	—	—	—
Total recoveries of loans previously charged-off	27	20	81	20	30
Net loans recovered	(27)	(20)	(81)	(20)	(30)
Provision for credit losses	70	645	250	—	—
Allowance at end of year	$12,041	$11,944	$10,556	$10,225	$10,205
Cumulative effect of accounting change (ASU 2016-13)	—	—	723	—	—
Allowance at beginning of next year	$12,041	$11,944	$11,279	$10,225	$10,205
Allowance for unfunded commitments at beginning of year	$567	$402	$—	$—	$—
(Release of) provision for credit losses	(200)	165	—	—	—
Allowance for unfunded commitments at end of year	367	567	—	—	—
Cumulative effect of accounting change (ASU 2016-13)	—	—	402	—	—
Allowance for unfunded commitments at beginning of next year	$367	$567	$402	$—	$—
Loans outstanding:
Average	$887,662	$906,631	$760,153	$710,846	$663,653
December 31	960,567	891,676	772,638	721,587	686,231
Ratio of allowance for credit losses to loans outstanding:
Average	1.36%	1.32%	1.39%	1.44%	1.54%
December 31	1.25%	1.34%	1.37%	1.42%	1.49%
Ratio of net recoveries to average loans outstanding	—	—	(.01)%	—	—
Allocation of allowance for credit losses (1):
Commercial and industrial	$5,035	$4,635	$4,874	$4,179	$3,652
Real estate (commercial and faith-based):
Mortgage	6,714	6,892	5,370	5,378	5,356
Construction	292	417	312	244	266
Other	—	—	—	424	931
Total	$12,041	$11,944	$10,556	$10,225	$10,205

Percentage of categories to total loans:
Commercial and industrial	46.9%	33.5%	41.9%	38.4%	34.4%
Real estate (commercial and faith-based):
Mortgage	48.3%	48.7%	52.8%	57.1%	59.9%
Construction	4.1%	5.5%	5.3%	4.5%	5.1%
PPP	0.7%	12.3%	—%	—%	—%
Other	—%	—%	—%	—%	0.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%
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
It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan for which collection is not probable. Subsequent payments received on such loans are applied to principal if collection of principal is not probable; otherwise, these receipts are recorded as interest income. There was no interest income recognized on nonaccrual loans for the years ended 2021 and 2020.
There were no nonaccrual loans or foreclosed assets at December 31, 2021 or December 31, 2020.
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

Summary of Nonperforming Assets

(In thousands)	December 31,
	2021	2020	2019	2018	2017
Commercial and industrial:
Nonaccrual	$—	$—	$—	$—	$—
Contractually past due 90 days or more and still accruing	—	—	—	—	—
Real estate – mortgage:
Nonaccrual	—	—	—	—	—
Contractually past due 90 days or more and still accruing	—	—	—	—	—
Total nonperforming loans	$—	$—	$—	$—	$—
Total foreclosed assets	—	—	—	—	—
Total nonperforming assets	$—	$—	$—	$—	$—

Operating Expenses
Operating expenses in 2021 compared to 2020 and 2019 include the following significant pre-tax components:

(In thousands)	December 31,
	2021	2020	2019
Personnel	$92,155	$88,062	$91,083
Occupancy	3,824	3,739	3,918
Equipment	6,745	6,568	6,140
Amortization of intangible assets	859	859	563
Other operating	16,743	15,387	18,065
Total operating expense	$120,326	$114,615	$119,769
Personnel expense increased $4,093,000, or 5%, to $92,155,000 as a result of: a) an increase in 401(k) match expense of $1,980,000 due to the increase in Company 401(k) match as a result of the freezing of the defined benefit pension plan in February 2021; b) an increase in base salaries and other benefits (i.e. payroll taxes) due to the increase in transaction volume in 2021 as compared to 2020 along with general salary increases; and c) an increase in profit sharing of $773,000 associated with the corresponding increase in net income. These increases were partially offset by a reduction in cost associated with the Company's defined benefit pension plan of $5,918,000 due to the freezing of the plan in February 2021.
Other operating expense increased $1,356,000, or 9%, to $16,743,000 as a result of: a) an increase in business development expense; b) an increase in data processing and other outside service charges related to increased payment volumes; and c) an increase in employee procurement expense. These increases were partially offset by a decrease in professional fees as a result of the hiring of a General Counsel in late 2020 and an associated decrease in outside legal fees.
Income Tax Expense
Income tax expense in 2021 totaled $5,217,000, compared to $5,165,000 in 2020. When measured as a percent of pre-tax income, the Company’s effective tax rate was 15.4% and 17.0% in 2021 and 2020, respectively. The decrease in the effective tax rate in 2021 compared to 2020 was primarily due to changes in the levels of tax credits, tax-free interest income on municipal securities, income on bank-owned life insurance and other miscellaneous book to tax true-ups upon filing of the Company's tax returns for the years ended December 31, 2020 and 2019.

Investment Portfolio
Investment securities increased $315,727,000, or 88%, during 2021 to $673,453,000 at December 31, 2021. State and political subdivision securities increased $65,154,000, or 21%, to $371,128,000. Mortgage-backed securities increased $116,894,000, or 226%, to $168,646,000. The Company also purchased corporate bonds and asset-backed securities throughout 2021 in an effort to invest liquidity and increase the yield on interest-earning assets. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During 2021, the Company's purchase of investment securities totaled $494,226,000.
There was no single issuer of securities in the investment portfolio at December 31, 2021 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type
(In thousands)	December 31,
	2021	2020	2019
State and political subdivisions	$371,128	$305,974	$324,447
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	168,646	51,752	97,718
Corporate bonds	84,338	—	—
Asset-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	49,341	—	—
Certificates of deposit	—	—	500
Total investments	$673,453	$357,726	$422,665

Investment Securities by Maturity
(At December 31, 2021)

(In thousands)	Within 1 Year	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Yield
State and political subdivisions	$24,168	$109,064	$137,986	$99,910	2.59%	(1)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	43	238	24,764	143,601	1.39%
Corporate bonds	—	13,027	68,392	2,919	1.63%
Asset-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	—	49,341	0.65%
Total investments	$24,211	$122,329	$231,142	$295,771	2.01%
Weighted average yield (1)	2.95%	2.92%	2.92%	1.39%	2.01%
(1)Yields are presented on a tax-equivalent basis assuming a tax rate of 21% for 2021, 2020 and 2019.
Deposits and Accounts and Drafts Payable
Noninterest-bearing demand deposits increased 18% to $582,642,000 at December 31, 2021. Interest-bearing deposits increased $81,509,000, or 15%, to $638,861,000 at December 31, 2021. These balances increased considerably in 2021 as governmental stimulus programs and an increase in integrated payments activity boosted deposit balances.
Accounts and drafts payable generated by the Company in its payment processing operations increased $215,010,000, or 26%, to $1,050,396,000 at December 31, 2021. This increase was primarily the result of a significant increase in dollar volumes processed in transportation due to excess shipping miles in the freight network due to supply chain disruptions, fuel surcharges, and scarcity of carrier supply, among other factors. An increase in dollar volumes in expense management driven by far fewer pandemic-related restrictions imposed on the restaurant, retail and hospitality sectors as compared to 2020 also contributed to the increase. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week. Average accounts and drafts payable increased $182,967,000, or 23% to $986,572,000 during 2021.
The composition of average deposits and the average rates paid on those deposits is represented in the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential” which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.
Maturities of Certificates of Deposit as of December 31, 2021

(In thousands)	$100 or Less	$100 to Less Than $250	$250 or More	Total
Three months or less	$761	$14,975	$3,224	$18,960
Three to six months	681	1,340	1,483	3,504
Six to twelve months	617	5,472	2,302	8,391
Over twelve months	1,477	8,861	5,991	16,329
Total	$3,536	$30,648	$13,000	$47,184
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
The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds, totaled $514,928,000 at December 31, 2021, a decrease of $155,600,000, or 23%, from December 31, 2020. The decrease during 2021 is primarily attributed to the funds being used for purchases of available-for-sale investment securities. At December 31, 2021, cash and cash equivalents represented 20% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities available-for-sale at fair value were $673,453,000 at December 31, 2021, an increase of $315,727,000, or 88%, from December 31, 2020. Investment securities represented 26% of total assets at December 31, 2021. Of the total portfolio, 4% mature in one year or less, 18% mature after one year through five years and 78% mature after five years.
As of December 31, 2021, the Bank had unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83,000,000 in aggregate. As of December 31, 2021, the Bank had secured lines of credit with the Federal Home Loan Bank of $228,849,000 collateralized by commercial mortgage loans. At December 31, 2021, the Company had lines of credit from two banks up to a maximum of $150,000,000 in aggregate collateralized by state and political subdivision securities. There were no amounts outstanding at December 31, 2021, and 2020 under any of the lines of credit.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.
Net cash flows provided by operating activities for the years 2021, 2020 and 2019 were $34,547,000, $47,781,000, and $42,126,000, respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2022. The Company anticipates the annual capital expenditures for 2022 should range from $8 million to $10 million. Capital expenditures in 2022 are expected to consist of equipment and software related to the payment and information processing services business.
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
New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2021, new business was added in both the transportation and facility expense management operations, driven by both successful marketing efforts and the solid market leadership position held by Cass.
Capital Resources
One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2021 as shown in Item 8, Note 2 of this report.
In 2021, cash dividends paid were $15,446,000, a decrease of $153,000, or 1%, compared to $15,599,000 in 2020. The decrease is attributable to the amount of shares repurchased, partially offset by the increase to the per-share amount paid during the fourth quarter of 2021.
Shareholders’ equity was $245,798,000, or 10% of total assets, at December 31, 2021, a decrease of $15,362,000 as compared to December 31, 2020. The decrease was primarily a result of the repurchase of treasury shares of $30,997,000 and the payment of cash dividends of $15,446,000, partially offset by net income of $28,604,000.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements, state corporate laws and prudent and sound banking principles. During 2021, the Bank paid a dividend of $15,000,000 to the Company. As of December 31, 2021, unappropriated retained earnings of $34,976,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.
The Company maintains a treasury stock buyback program approved by the Board of Directors in October 2021 pursuant to which the Board of Directors has authorized the repurchase of up to 750,000 shares of the Company’s common stock and has no expiration date. During the three months ended December 31, 2021, the Company repurchased a total of 278,919 shares of its common stock pursuant to its treasury stock buyback program. As such, 471,081 shares remain under the buyback program at December 31, 2021.
The Company repurchased a total of 713,857 shares at an aggregate cost of $30,997,000 during the year ended December 31, 2021 and 162,901 shares at an aggregate cost of $6,825,000 during the year ended December 31, 2020. A portion of the repurchased shares may be used for the Company’s employee benefit plans, and the balance will be available for other general corporate purposes. The pace of future repurchase activity will depend on factors such as levels of regulatory capital, cash generation from operations, cash requirements for investments, repayment of debt, current stock price, business and market conditions, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.
Impact of Inflation
Inflation could have the impact of increasing our operating expenses, such as compensation expense. Inflationary pressures may also have an impact on total assets, earnings and capital, which could impact the Company's ability to grow. During 2021, supply chain disruption and inflation, among other factors, had the impact of increasing the average balance of accounts and drafts payable and total assets. An increase in total assets could have the impact of decreasing our regulatory capital ratios if earnings and total regulatory capital do not increase at the same rate. As a result of rising inflation, in December 2021, the Federal Reserve released projections related to the target range for the Federal Funds rate that imply varied increases in the rate over the next few years. There can be no assurance that any increases in the Federal Funds rate will occur, and the Company continues to monitor these developments.
Commitments, Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2021, an allowance for unfunded commitments of $367,000 had been recorded. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision and Allowance for Credit Losses and Unfunded Commitments”
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2021, the balance of loan commitments, standby and commercial letters of credit were $208,395,000, $12,859,000 and $771,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments. See Note 14 – Disclosures about Fair Value of Financial Instruments for more information.

During 2021, the Company made a contribution of $330,000 to its noncontributory defined benefit pension plan. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance.
For 2021, these assumptions were as follows:

Assumption	Rate
Weighted average discount rate	2.55%
Rate of increase in compensation levels	(a)
Expected long-term rate of return on assets	6.00%
(a) 6.00% graded down to 3.25% over the first seven years of service.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
The Company faces market risk to the extent that its net interest income is affected by changes in market interest rates. The asset/liability management discipline as applied by the Company seeks to limit the volatility, to the extent possible, that can result from changes in market interest rates. This is accomplished by limiting the concentration of maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of fees and net interest income. However the Company's asset/liability position often differs from other financial holding companies with positive cumulative "gaps." This asset sensitive position is caused primarily by the operations of the Company, which generate large balances of accounts and drafts payable. These balances, which are noninterest bearing, can cause the Company to become susceptible to changes in interest rates, with a decreasing net interest margin in periods of declining interest rates, like the Company is currently experiencing, and an increasing net interest margin in periods of rising interest rates.
The Company’s ALCO measures the Company's interest rate risk sensitivity on a quarterly basis to monitor and manage the variability of earnings in various interest rate environments. The ALCO evaluates the Company's risk position to determine whether the level of exposure is significant enough to hedge a potential decline in earnings or whether the Company can safely increase risk to enhance returns. The ALCO uses gap reports, 12-month net interest income simulations, and fair market value of equity analyses as its main analytical tools to provide management with insight into the Company's exposure to changing interest rates.
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
Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming 12 months under different interest rate scenarios. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2021, from an immediate and sustained parallel change in interest rates in three varying scenarios is shown below.
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
The table below illustrates the projected impact of interest rate shocks on net interest income as of December 31, 2021:

Change in Interest Rates	% Change in Net Interest Income
+200 basis points	24%
+100 basis points	12%
-100 basis points	(3%)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2021	2020
Assets
Cash and due from banks	$12,301	$30,985
Short-term investments	502,627	639,543
Cash and cash equivalents	514,928	670,528
Securities available-for-sale, at fair value	673,453	357,726

Loans	960,567	891,676
Less allowance for credit losses	12,041	11,944
Loans, net	948,526	879,732
Payments in advance of funding	291,427	194,563
Premises and equipment, net	18,113	18,057
Investments in bank-owned life insurance	43,176	18,058
Goodwill	14,262	14,262
Other intangible assets, net	2,564	3,423
Other assets	48,452	46,886
Total assets	$2,554,901	$2,203,235

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$582,642	$493,504
Interest-bearing	638,861	557,352
Total deposits	1,221,503	1,050,856
Accounts and drafts payable	1,050,396	835,386
Other liabilities	37,204	55,833
Total liabilities	2,309,103	1,942,075

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized; 15,505,772 shares issued at December 31, 2021 and 2020; 13,734,295 and 14,392,669 shares outstanding at December 31, 2021 and 2020, respectively.	7,753	7,753
Additional paid-in capital	204,276	204,875
Retained earnings	112,220	99,062
Common shares in treasury, at cost (1,771,477 and 1,113,103 shares at December 31, 2021 and 2020, respectively)	(78,904)	(50,515)
Accumulated other comprehensive income (loss)	453	(15)
Total shareholders’ equity	245,798	261,160
Total liabilities and shareholders’ equity	$2,554,901	$2,203,235
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2021	2020	2019
Fee Revenue and Other Income:
Information services payment and processing revenue	$106,455	$97,204	$107,953
Bank service fees	2,239	1,704	1,386
Gains on sales of securities	51	1,075	19
Other	946	458	711
Total fee revenue and other income	109,691	100,441	110,069

Interest Income:
Interest and fees on loans	35,178	37,665	36,461
Interest and dividends on securities:
Taxable	2,547	1,692	2,497
Exempt from federal income taxes	7,046	7,104	7,839
Interest on federal funds sold and other short-term investments	726	1,226	5,812
Total interest income	45,497	47,687	52,609

Interest Expense:
Interest on deposits	1,171	2,360	5,191
Interest on short-term borrowings	—	2	2
Total interest expense	1,171	2,362	5,193
Net interest income	44,326	45,325	47,416
(Release of) provision for credit losses	(130)	810	250
Net interest income after (release of) provision for credit losses	44,456	44,515	47,166
Total net revenue	154,147	144,956	157,235

Operating Expense:
Personnel	92,155	88,062	91,083
Occupancy	3,824	3,739	3,918
Equipment	6,745	6,568	6,140
Amortization of intangible assets	859	859	563
Other operating	16,743	15,387	18,065
Total operating expense	120,326	114,615	119,769
Income before income tax expense	33,821	30,341	37,466
Income tax expense	5,217	5,165	7,062
Net income	$28,604	$25,176	$30,404

Basic Earnings Per Share	$2.03	$1.75	$2.11
Diluted Earnings Per Share	2.00	1.73	2.07
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2021	2020	2019
Comprehensive Income:
Net income	$28,604	$25,176	$30,404
Other comprehensive income (loss):
Net unrealized (loss) gain on securities available-for-sale	(10,447)	6,689	13,429
Tax effect	2,487	(1,592)	(3,196)
Reclassification adjustments for gains included in net income	(51)	(1,075)	(19)
Tax effect	12	256	5
FASB ASC 715 pension adjustment	11,363	12,548	(6,903)
Tax effect	(2,705)	(2,987)	1,643
Foreign currency translation adjustments	(191)	66	(7)
Other comprehensive income	468	13,905	4,952
Total comprehensive income	$29,072	$39,081	$35,356
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$28,604	$25,176	$30,404
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	859	859	563
Net amortization of premium/discount on investment securities	7,328	5,939	6,149
Depreciation	4,313	4,471	4,227
Gains on sales of securities	(51)	(1,075)	(19)
Stock-based compensation expense	2,859	2,267	3,144
(Release of) provision for credit losses	(130)	810	250
Deferred income tax (benefit) expense	(698)	(874)	1,247
Increase (decrease) in current income tax liability	206	1,237	(1,838)
(Decrease) increase in pension liability	(1,811)	4,423	(1,916)
(Increase) decrease in accounts receivable	(602)	756	988
Other operating activities, net	(6,330)	3,792	(1,073)
Net cash provided by operating activities	34,547	47,781	42,126

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	63,774	21,943	4,648
Proceeds from maturities of securities available-for-sale	96,951	63,789	21,502
Purchases of securities available-for-sale	(494,226)	(20,043)	—
Net increase in loans	(68,664)	(119,183)	(50,970)
Purchase of bank-owned life insurance	(25,119)	—	—
(Increase) decrease in payments in advance of funding	(96,864)	11,595	(45,381)
Purchases of premises and equipment, net	(4,369)	(2,001)	(2,723)
Asset acquisition of Gateway Giving, LLC	—	—	(2,833)
Net cash used in investing activities	(528,517)	(43,900)	(75,757)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	89,138	142,413	37,833
Net increase (decrease) in interest-bearing demand and savings deposits	90,310	166,289	(1,133)
Net decrease in time deposits	(8,801)	(14,982)	(1,490)
Net increase (decrease) in accounts and drafts payable	215,016	210,495	(22,400)
Net (decrease) increase in short-term borrowings	—	(18,000)	18,000
Cash dividends paid	(15,446)	(15,599)	(15,234)
Purchase of common shares for treasury	(30,997)	(6,825)	(7,799)
Other financing activities, net	(850)	(1,098)	(1,125)
Net cash provided by financing activities	338,370	462,693	6,652
Net (decrease) increase in cash and cash equivalents	(155,600)	466,574	(26,979)
Cash and cash equivalents at beginning of year	670,528	203,954	230,933
Cash and cash equivalents at end of year	$514,928	$670,528	$203,954

Supplemental information:
Cash paid for interest	$1,194	$2,426	$5,181
Cash paid for income taxes	5,637	4,732	7,604

See accompanying notes to consolidated financial statements.
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2018	$7,753	$205,770	$75,171	$(39,974)	$(18,872)	$229,848

Net income			30,404			30,404
Cash dividends ($1.05 per share)			(15,234)			(15,234)
Issuance of 34,810 common shares pursuant to stock-based compensation plan, net		(1,417)		1,358		(59)
Exercise of SARs		(2,100)		1,034		(1,066)
Stock-based compensation expense		3,144				3,144
Purchase of 154,593 common shares				(7,799)		(7,799)
Other comprehensive loss					4,952	4,952
Balance, December 31, 2019	$7,753	$205,397	$90,341	$(45,381)	$(13,920)	$244,190

Cumulative effect of accounting change (ASU 2016-13), net of tax			(856)			(856)
Balance, January 1, 2020	$7,753	$205,397	$89,485	$(45,381)	$(13,920)	$243,334
Net income			25,176			25,176
Cash dividends ($1.08 per share)			(15,599)			(15,599)
Issuance of 72,448 common shares pursuant to stock-based compensation plan, net		(2,546)		1,550		(996)
Exercise of SARs		(243)		141		(102)
Stock-based compensation expense		2,267				2,267
Purchase of 162,901 common shares				(6,825)		(6,825)
Other comprehensive income					13,905	13,905
Balance, December 31, 2020	$7,753	$204,875	$99,062	$(50,515)	$(15)	$261,160

Net income			28,604			28,604
Cash dividends ($1.09 per share)			(15,446)			(15,446)
Issuance of 85,056 common shares pursuant to stock-based compensation plan, net		(2,939)		2,249		(690)
Exercise of SARs		(519)		359		(160)
Stock-based compensation expense		2,859				2,859
Purchase of 713,857 common shares				(30,997)		(30,997)
Other comprehensive income					468	468
Balance, December 31, 2021	$7,753	$204,276	$112,220	$(78,904)	$453	$245,798
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
Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2020 and 2019 consolidated financial statements have been reclassified to conform to the 2021 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.
Use of Estimates In preparing the consolidated financial statements, Company management is required to make estimates and assumptions which significantly affect the reported amounts in the consolidated financial statements.
Cash and Cash Equivalents For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold and other short-term investments to be cash and cash equivalents.
Investment in Debt Securities The Company classifies its investment securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. Securities are periodically evaluated for credit losses in accordance with the guidance provided in FASB ASC Topic 326, Financial Instruments – Credit Losses.
For available for sale investment securities in an unrealized loss position, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the securities or believes it likely that it will be required to sell the security before the anticipated recovery. If neither condition is met, and the Company does not expect to recover the amortized cost basis, the Company determines whether the decline in fair value resulted from credit losses or other factors. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss has occurred, and an allowance for credit losses is recorded. The allowance for credit losses is limited by the amount that the fair value is less than the amortized cost basis. Any impairment not recorded through the provision for credit losses would be recognized in other comprehensive income.
Changes in the allowance for credit losses would be recorded as a provision for credit losses on the consolidated statements of income. Losses would be charged against the allowance for credit losses on securities when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the conditions regarding intent or requirement to sell is met.
Prior to the adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") as of January 1, 2020, the Company evaluated a decline in the fair value of any available-for-sale security below cost to determine whether the decline was deemed other than temporary and, if so, would result in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment was other than temporary, the Company considered guidance provided in the FASB ASC Topic 320, Investments – Debt and Equity Securities. When determining whether a debt security was other-than-temporarily impaired, the Company assessed whether it had the intent to sell the security and whether it was more likely than not that the Company would be required to sell prior to recovery of the amortized cost basis. Evidence considered in this assessment included the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.

Premiums and discounts are amortized or accreted to interest income over the expected lives of the respective securities using the level-yield method. Interest income is recognized when earned. Gains and losses are calculated using the specific identification method.
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
Allowance for Credit Losses The ACL is increased by provisions charged to expense and is available to absorb charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the ACL. Management’s approach provides for estimated current expected credit losses on loans in accordance with ASU 2016-13. These estimates are based upon a number of factors, such as payment history, financial condition of the borrower, expected future cash flows and collateral exposure.
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
Management estimated the allowance balance using relevant available information from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts based on economic factors, such as GDP. Historical credit loss experience, of both the Company and similar peer banks, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for lending management experience, concentration risk, asset quality trends, borrower’s ability to pay, collateral, and other environmental factors. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACL because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. The ACL is measured on a collective pool basis when similar risk characteristics exist. Management believes the ACL is adequate to absorb expected losses in the loan portfolio.
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
The ACL is calculated as the difference between the amortized cost basis and the projections from the weighted-average remaining maturity ("WARM") model that the Company developed. The WARM model utilizes an attrition analysis, including events such as payoffs, matured loans, and renewals in the borrowers’ control, to anticipate the length of time it would take for each portfolio segment to runoff. Management incorporates a one-year GDP forecast and an immediate reversion to peer historical loss rates to determine the annual charge off rates over the estimated life of the loans. After the reasonable and supportable forecast period, the model reverts to long-run historical average loss rates of its peers. However, for the faith-based CRE ACL, beyond the reasonable and supportable forecast period, loss rates are reverted immediately to the Company’s long-run historical averages, as this represents a unique loan segment to the peer portfolios. The economic forecast is based on management’s assessment of the length and pattern of the current economic cycle. The resulting annual charge off rate determined for each year in the WARM model is applied to the loan balances estimated in the attrition analysis.
Management accounts for the inherent uncertainty of the underlying economic forecast by reviewing forecast scenarios. Additionally, the ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, value of underlying collateral, loan review and audit results, asset quality and portfolio trends, loan portfolio growth and loan concentrations. The Company has elected to exclude accrued interest receivable ("AIR") from the allowance for credit losses calculation. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.
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
Prior to the adoption of ASU 2016-13 as of January 1, 2020, the Company determined reserves for losses on the loan portfolio in the allowance for loan losses ("ALLL"). The ALLL was increased by provisions charged to expense and was available to absorb charge-offs, net of recoveries. Management utilized a systematic, documented approach in determining the appropriate level of the ALLL. Management’s approach provided for estimated credit losses on individually evaluated loans in accordance with FASB ASC 310, Allowance for Credit Losses (“ASC 310”). These estimates were based upon a number of factors, such as payment history, financial condition of the borrower, expected future cash flows and discounted collateral exposure.
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
Investment securities
Management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings. If either of the above criteria is not met, the Company will evaluate whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss. For U.S. agency-backed securities where the risk of nonpayment of the amortized cost basis is zero, the Company will not measure expected credit losses on these securities. When the loss is not considered a result of credit loss, the cost basis of the security is written down to fair value, with the loss charge recognized in AOCI. Credit losses are not estimated for AIR from investment securities as interest deemed uncollectible is written off through interest income.
Individually Evaluated Loans A loan is considered individually evaluated when it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Individually evaluated loans are generally measured based on the expected future cash flows and discounted at the loan's effective interest rate. Alternatively, reference to an observable market price could be used to individually evaluate loans, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, the Company measures individually evaluated loans based on the fair value of the collateral when the Company determines foreclosure is probable. Additionally, troubled debt restructurings are measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. The Company uses its methods as discussed above for recognizing interest on individually evaluated loans.
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
Information Services Revenue A majority of the Company’s revenues are attributable to fees for providing services related to processing and payment of invoices. These services include invoice processing, transportation invoice rating, payment processing and services, auditing, and the generation of accounting and transportation information. The Company also processes, pays and generates management information from electric, gas, telecommunications, environmental, and other invoices. The specific payment and information processing services provided to each customer are developed individually to meet each customer’s specific requirements. The Company enters into service agreements with customers typically for fixed fees per transaction that are invoiced monthly. Revenues are recognized in the period services are rendered and earned under the service agreements, as long as collection is reasonably assured.
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
Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2021, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10. The Company follows FASB ASC 715-Compensation – Retirement Benefits (“ASC 715”), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.
Fair Value Measurements The Company follows the provisions of FASB ASC 820-Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and outlines disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy for valuation techniques is used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. Financial instrument valuations are considered Level 1 when they are based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instrument valuations use quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Financial instrument valuations are considered Level 3 when they are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable, and when determination of the fair value requires significant management judgment or estimation. The Company records securities available for sale at their fair values on a recurring basis using Level 2 valuations.

Additionally, the Company records individually evaluated credits and other real estate owned at their fair value on a nonrecurring basis. The nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or impairment write-downs of individual assets.
Impact of New and Not Yet Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, . The standard was effective for fiscal periods beginning after December 15, 2019. The CARES Act was signed into law on March 27, 2020 and included provisions that temporarily delayed the required implementation date of ASU 2016-13 to the earlier of the end of the national pandemic or December 31, 2020. The Consolidated Appropriations Act was signed into law on December 27, 2020 and extended the deferral of required implementation of ASU 2016-13 to the earlier of the first day of a company’s fiscal year that begins after the date the COVID-19 national emergency comes to an end or January 1, 2022. The Company elected to defer the adoption of ASU 2016-13 until December 31, 2020 with an effective date of January 1, 2020.
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
The Company adopted ASU 2016-13 using a modified retrospective approach. Results for annual reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Upon adoption, the Company recognized increases of $723,000 in the allowance for credit losses and $402,000 in the reserve for unfunded commitments, with a corresponding reduction to retained earnings, net of tax, of $856,000. No allowance for credit loss was required upon adoption for the investment securities portfolio. Consistent with the provisions of the CARES Act, results for quarterly reporting periods beginning after December 31, 2020 in the Company’s Form 10-Q are presented under ASU 2016-13 while prior quarterly period amounts continue to be reported in accordance with previously applicable GAAP.
The following table illustrates the impact of the adoption of ASU 2016-13:

(In thousands)	December 31, 2019	Impact of ASU 2016-13 Adoption	As Reported Under ASU 2016-13
Assets:
Allowance for loan/credit losses on loans	$10,556	$723	$11,279
Deferred tax asset	2,298	269	2,567
Liabilities:
Reserve for unfunded commitments	—	402	402
Shareholders’ equity:
Retained earnings	90,341	(856)	89,485
Risks and Uncertainties
On March 11, 2020, the WHO declared the outbreak of COVID-19 as a global pandemic. The declaration of a global pandemic meant that almost all public commerce and related business activities was, to varying degrees, curtailed with the goal of decreasing the rate of new infections. In late fiscal 2020, vaccines for combating COVID-19 were approved by health agencies and have been administered throughout the country. Although vaccination efforts have been widespread and continuing, and a significant amount of previous business and other restrictions have been lifted, the continued impact of COVID-19, including any increases in the infection rates, new variants, and renewed governmental action to slow the spread of COVID-19, cannot be estimated. The ongoing impact of COVID-19, including the impact of restrictions imposed to combat its spread, could result in additional and prolonged business closures, supply chain disruptions, work restrictions and activity restrictions.
The Company is closely monitoring developments related to COVID-19, checking regularly for updated information and recommendations from the WHO and the CDC, from national, state, and local governments, and evaluating courses of action being taken by peers. At this time, the Company remains subject to heightened business, operational, market, credit and other risks related to the COVID-19 pandemic, including, but not limited to, those discussed below, which may have an adverse effect on business, financial condition and results of operations.
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
To the extent any business disruptions continue for an extended period, additional cost control actions will be considered. Future asset impairment charges, increases in allowance for credit losses, or restructuring charges could be more likely and will be dependent on the severity and duration of this crisis and its effect on the Company’s borrowers.
For payment processing services, business closures cause a decrease in the number of transactions and dollars processed due to the decline in customers’ business activity. Other financial impact could occur, though such potential impact is unknown at this time.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital and common equity Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2021 and 2020, the Company and the Bank met all capital adequacy requirements to which they are subject.
The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2021, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, common equity Tier I risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Company has traditionally paid a quarterly cash dividend to its shareholders. Subsidiary dividends can be a significant source of funds for payment of dividends by the Company to its shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2021, unappropriated retained earnings of $34,976,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. In addition to regulatory requirements and considerations, any payment of dividends in the future will depend on the Company’s earnings, financial condition and other factors considered relevant by the Company’s Board of Directors.
There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2021 and 2020.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2021
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$240,265	14.86%	$129,339	8.00%	$ N/A	N/A %
Cass Commercial Bank	174,614	17.21	81,163	8.00	101,454	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	228,224	14.11	72,764	4.50	N/A	N/A
Cass Commercial Bank	163,030	16.07	45,654	4.50	65,945	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	228,224	14.11	97,019	6.00	N/A	N/A
Cass Commercial Bank	163,030	16.07	60,872	6.00	81,163	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	228,224	9.21	99,163	4.00	N/A	N/A
Cass Commercial Bank	163,030	11.05	59,036	4.00	73,795	5.00
At December 31, 2020
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$255,332	21.41%	$95,388	8.00%	$ N/A	N/A %
Cass Commercial Bank	171,298	21.46	63,855	8.00	79,819	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	243,388	20.41	53,656	4.50	N/A	N/A
Cass Commercial Bank	161,300	20.21	35,918	4.50	51,882	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	243,388	20.41	71,541	6.00	N/A	N/A
Cass Commercial Bank	161,300	20.21	47,891	6.00	63,855	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	243,388	11.52	84,511	4.00	N/A	N/A
Cass Commercial Bank	161,300	14.48	44,543	4.00	55,679	5.00
Note 3
Investment Securities
Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale at December 31, 2021 and 2020 are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$359,187	$12,931	$(990)	$371,128
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	170,711	135	(2,200)	168,646
Corporate bonds	84,538	72	(272)	84,338
Asset backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	49,835	—	(494)	49,341
Total	$664,271	$13,138	$(3,956)	$673,453

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$287,059	$18,915	$—	$305,974
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	50,988	764	—	51,752
Total	$338,047	$19,679	$—	$357,726
The fair values of securities with unrealized losses are as follows:

	December 31, 2021
	Less than 12 months		12 months or more			Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$60,083	$990	$—		$—	$60,083	$990
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	163,652	2,200	—		—	163,652	2,200
Corporate bonds	55,120	272	—	—		55,120	272
Asset backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	49,341	494	—		—	49,341	494
Total	$328,196	$3,956	$—		$—	$328,196	$3,956
There were 101 securities, or 28%, in an unrealized loss position as of December 31, 2021 compared to zero securities in an unrealized loss position as of December 31, 2020. None of these securities were in an unrealized loss position for greater than 12 months at December 31, 2021. The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2021
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$23,959	$24,211
Due after 1 year through 5 years	117,319	122,329
Due after 5 years through 10 years	224,344	231,142
Due after 10 years	298,649	295,771
Total	$664,271	$673,453
The premium related to the purchase of state and political subdivisions was $6,361,000 and $6,013,000 at December 31, 2021 and 2020, respectively.
There were no securities pledged to secure public deposits or for other purposes at December 31, 2021.
Proceeds from sales of investment securities classified as available-for-sale were $63,774,000 in 2021, $21,943,000 in 2020, and $4,648,000 in 2019. Gross realized gains on the sales in 2021, 2020, and 2019 were $55,000, $1,075,000, and $19,000, respectively. There were $4,000 of gross realized losses on sales in 2021 and no gross realized losses in 2020 or 2019.
The Company did not recognize credit losses on any available for sale debt securities in 2021 or 2020.
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
A summary of loan categories is as follows:

	December 31,
(In thousands)	2021	2020
Commercial and industrial	$450,336	$298,984
Real estate:
Commercial:
Mortgage	108,759	100,419
Construction	24,797	25,090
Faith-based:
Mortgage	355,582	333,661
Construction	14,664	23,818
PPP	6,299	109,704
Other	130	—
Total loans	$960,567	$891,676

The following table presents the aging of loans by loan categories at December 31, 2021:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
Commercial and industrial	$450,336	$—	$—	$—	$—	$450,336
Real estate
Commercial:
Mortgage	108,759	—	—	—	—	108,759
Construction	24,797	—	—	—	—	24,797
Faith-based:
Mortgage	355,582	—	—	—	—	355,582
Construction	14,664	—	—	—	—	14,664
PPP	6,299	—	—	—	—	6,299
Other	130	—	—	—	—	130
Total	$960,567	$—	$—	$—	$—	$960,567
The following table presents the aging of loans by loan categories at December 31, 2020:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
Commercial and industrial	$298,984	$—	$—	$—	$—	$298,984
Real estate
Commercial:
Mortgage	100,419	—	—	—	—	100,419
Construction	25,090	—	—	—	—	25,090
Faith-based:
Mortgage	333,661	—	—	—	—	333,661
Construction	23,818	—	—	—	—	23,818
PPP	109,704	—	—	—	—	109,704
Total	$891,676	$—	$—	$—	$—	$891,676

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2021:

(In thousands)	Loans Subject to Normal Monitoring(1)	Performing Loans Subject to Special Monitoring(2)	Nonperforming Loans Subject to Special Monitoring(2)	Total Loans
Commercial and industrial	$440,607	$9,729	$—	$450,336
Real estate
Commercial:
Mortgage	108,759	—	—	108,759
Construction	24,797	—	—	24,797
Faith-based:
Mortgage	352,717	2,865	—	355,582
Construction	14,664	—	—	14,664
PPP	6,299	—	—	6,299
Other	130	—	—	130
Total	$947,973	$12,594	$—	$960,567

(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk and have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
The Company had no loans that were considered individually evaluated credits at December 31, 2021.
The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2020:

(In thousands)	Loans Subject to Normal Monitoring(1)	Performing Loans Subject to Special Monitoring(2)	Nonperforming Loans Subject to Special Monitoring(2)	Total Loans
Commercial and industrial	$284,882	$14,102	$—	$298,984
Real estate
Commercial:
Mortgage	99,044	1,375	—	100,419
Construction	25,090	—	—	25,090
Faith-based:
Mortgage	330,554	3,107	—	333,661
Construction	23,818	—	—	23,818
PPP	109,704	—	—	109,704
Total	$873,092	$18,584	$—	$891,676

(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk and have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The Company had one loan that was considered an individually evaluated credit in the amount of $2,500,000 at December 31, 2020, with a specific allowance for credit loss of $500,000.
There were no loan modifications considered as troubled debt restructurings during the year ended December 31, 2021. The recorded investment by category for loans considered as troubled debt restructurings during the year ended December 31, 2020 is as follows:

(In thousands)	Number of Loans	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance
Commercial and industrial	1	$8,773	$8,773
Faith-based real estate	1	1,029	1,029
Total	2	$9,802	$9,802
During the year ended December 31, 2020, two loans were restructured to change the amortization schedule to reduce payments from the borrowers while the contractual interest rate remained unchanged. There were no loans restructured that subsequently defaulted during the years ended December 31, 2021 or 2020.
A summary of the ACL by category for the period ended December 31, 2021 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Allowance for credit losses on loans:
Balance at December 31, 2020	$4,635	$1,175	$5,717	$417	$11,944
Provision for (release of) credit losses (1)	387	(144)	(48)	(125)	70
Recoveries	12	—	15	—	27
Balance at December 31, 2021	$5,034	$1,031	$5,684	$292	$12,041

(1)	For the period ended December 31, 2021, there was a release of credit losses of $200,000 for unfunded commitments.
A summary of the ACL by category for the period ended December 31, 2020 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Allowance for credit losses on loans:
Balance at December 31, 2019	$4,874	$1,528	$3,842	$312	$10,556
Cumulative effect of accounting change (ASU 2016-13)	(526)	(401)	1,636	14	—
Balance at January 1, 2020	4,348	1,127	5,478	326	11,279
Provision for credit losses	268	48	238	91	645
Recoveries	19	—	1	—	20
Balance at December 31, 2020	$4,635	$1,175	$5,717	$417	$11,944

(1)	For the period ended December 31, 2020, there was a provision for credit losses of $165,000 for unfunded commitments.
As of December 31, 2021 and 2020, there were loans totaling $0 and $161,475, respectively, to affiliates of executive officers or directors.

Note 5
Premises and Equipment
A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2021	2020
Land	$873	$873
Buildings	14,834	14,763
Leasehold improvements	2,036	1,953
Furniture, fixtures and equipment	13,551	12,897
Purchased software	4,640	4,278
Internally developed software	22,665	19,538
	58,599	54,302
Less accumulated depreciation	40,486	36,245
Total	$18,113	$18,057
Total depreciation charged to expense in 2021, 2020 and 2019 amounted to $4,313,000, $4,471,000, and $4,227,000, respectively.
Note 6
Acquired Intangible Assets
The Company accounts for intangible assets in accordance with FASB ASC 350, Goodwill and Other Intangible Assets, which requires that intangibles with indefinite useful lives be tested annually for impairment, or when management deems there is a triggering event, and those with finite useful lives be amortized over their useful lives.
Details of the Company’s intangible assets are as follows:

	December 31, 2021		December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$4,778	$(4,341)	$4,778	$(3,902)
Patent	72	(28)	72	(24)
Software	2,844	(1,104)	2,844	(731)
Trade Name	190	(22)	190	(13)
Other	500	(325)	500	(291)
Unamortized intangible assets:
Goodwill	14,262	—	14,262	—
Total intangible assets	$22,978	$(6,152)	$22,978	$(5,293)
Customer lists are amortized over 7 and 10 years; patents over 18 years, software over 3 years and 7 years, trade name over 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $859,000 for the years ended December 31, 2021, and 2020. Estimated future amortization of intangibles is $540,000 in both 2022 and 2023, $498,000 in 2024, $490,000 in 2025, and $342,000 in 2026.

Note 7
Interest-Bearing Deposits
Interest-bearing deposits consist of the following:

	December 31,
(In thousands)	2021	2020
Interest-bearing demand deposits	$573,567	$480,283
Savings deposits	18,110	21,084
Time deposits:
Less than $100	3,536	4,091
$100 to less than $250	30,648	34,998
$250 or more (1)	13,000	16,896
Total	$638,861	$557,352
Weighted average interest rate	0.15%	0.31%
(1)The scheduled maturities of time deposits not covered by deposit insurance consist of $7,010,000 within one year and $5,990,000 within one to three years.

	December 31,
(In thousands)	2021	2020	2019
Interest-bearing demand deposits	$582	$1,313	$3,686
Savings deposits	9	24	103
Time deposits:
Less than $100	332	550	905
$100 to less than $250	109	206	216
$250 or more	139	267	281
Total	$1,171	$2,360	$5,191
The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2021		2020
(In thousands)	Amount	Percent of Total	Amount	Percent of Total
Due within:
One year	$30,855	65.4%	$39,575	70.7%
Two years	15,061	31.9%	10,470	18.7%
Three years	1,205	2.6%	5,892	10.5%
Four years	48	0.1%	—	—%
Five years	15	—%	48	0.1%
Total	$47,184	100.0%	$55,985	100.0%
Note 8
Unused Available Lines of Credit
As of December 31, 2021, the Bank had unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83,000,000 in aggregate. As of December 31, 2021, the Bank had secured lines of credit with the Federal Home Loan Bank of $228,849,000 collateralized by commercial mortgage loans. At December 31, 2021, the Company had lines of credit from two banks up to a maximum of $150,000,000 in aggregate collateralized by state and political subdivision securities. There were no amounts outstanding at December 31, 2021, and 2020 under any of the lines of credit.
Note 9
Common Stock and Earnings per Share
The table below shows activity in the outstanding shares of the Company’s common stock during 2021.

2021
Shares outstanding at January 1	14,392,669
Issuance of common stock:
Employee restricted stock grants	22,393
Employee restricted stock units vested	2,232
Performance-based stock vested	18,336
Employee SARs exercised	7,810
Directors’ stock grants	5,450
Shares repurchased	(713,857)
Shares forfeited	(738)
Shares outstanding at December 31	13,734,295
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
The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data)	2021	2020	2019
Basic:
Net income	$28,604	$25,176	$30,404
Weighted average common shares outstanding	14,091,773	14,364,406	14,434,445
Basic earnings per share	$2.03	$1.75	$2.11
Diluted:
Net income	$28,604	$25,176	$30,404
Weighted average common shares outstanding	14,091,773	14,364,406	14,434,445
Effect of dilutive restricted stock, performance based restricted stock (“PBRS”), and SARs	238,103	202,541	257,480
Weighted average common shares outstanding assuming dilution	14,329,876	14,566,947	14,691,925
Diluted earnings per share	$2.00	$1.73	$2.07
Note 10
Employee Benefit Plans
Defined Benefit Plan
The Company has a noncontributory defined-benefit pension plan (the “Plan”), which covers eligible employees. Effective December 31, 2016, the Plan was closed to all new participants. Additionally, the Company froze the benefits of the Plan as of February 28, 2021. As such, subsequent to February 28, 2021, there is no service cost associated with the Plan. The Company accrues and makes contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the Plan over a period of approximately 30 years.
A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

(In thousands)	2021	2020
Projected benefit obligation:
Balance, January 1	$122,035	$119,827
Service cost	1,002	4,329
Interest cost	3,076	3,908
Actuarial (gain) loss	(5,822)	15,087
Plan amendments	—	(18,322)
Benefits paid	(2,968)	(2,794)
Balance, December 31	$117,323	$122,035
Plan assets:
Fair value, January 1	$106,667	$94,634
Actual return	10,107	14,826
Employer contribution	330	—
Benefits paid	(2,968)	(2,793)
Fair value, December 31	$114,136	$106,667
Funded status:
Accrued pension liability	$(3,187)	(15,368)
The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2021, 2020 and 2019, the Plan’s expected benefit cash flows were discounted using the FTSE Above Median Double-A Curve. For 2021, the Pri-2012 Mortality Table and MP-2022 Mortality Improvement Scale were used. For 2020, the Pri-2012 Mortality Table and MP-2020 Mortality Improvement Scale were used. For 2019, the Pri-2012 Mortality Table and MP-2019 Mortality Improvement Scale were used.

	2021	2020	2019
Weighted average discount rate	2.85%	2.55%	3.30%
Rate of increase in compensation levels	(a)	(a)	(a)
(a)6.0% graded down to 3.25% over the first seven years of service.
The accumulated benefit obligation was $117,323,000 and $121,095,000 as of December 31, 2021 and 2020, respectively. The Company made a contribution of $330,000 during 2021, while in 2020 there was no contribution made to the Plan. The Company has not determined if it will make a contribution to the Plan in 2022. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:

Amount
2022	$3,771,000
2023	4,165,000
2024	4,396,000
2025	4,593,000
2026	4,802,000
2026-2030	26,978,000

The Plan’s pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Service cost – benefits earned during the year	$1,002	$4,329	$3,555
Interest cost on projected benefit obligations	3,076	3,908	4,103
Expected return on plan assets	(6,310)	(6,049)	(4,753)
Net amortization and deferral	393	1,946	1,559
Net periodic pension (benefit) cost	$(1,839)	$4,134	$4,464
The following represent the major assumptions used to determine the net pension cost of the Plan:

	2021	2020	2019
Weighted average discount rate	2.55%	3.30%	4.30%
Rate of increase in compensation levels	(a )	(a )	(a )
Expected long-term rate of return on assets	6.00%	6.50%	6.50%
(a)6.0% graded down to 3.25% over the first seven years of service
For 2021, the Pri-2012 Mortality Table and the MP-2020 Mortality Improvement Table were used. For 2020, the Pri-2012 Mortality Table and the MP-2019 Mortality Improvement Table were used. For 2019, the RP-2014 Mortality Table and the MP-2018 Mortality Improvement Table were used.
The investment objective for the Plan is to maximize total return with a tolerance for average risk. Asset allocation is a balance between fixed income and equity investments, with a target allocation of approximately 51% fixed income, 23% U.S. equity and 26% non-U.S. equity. Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges. The fixed income component is invested in pooled investment grade securities. The equity components are invested in pooled large cap, small/mid cap and non-U.S. stocks. The expected one-year nominal returns and annual standard deviations are shown by asset class below:

Asset Class	% of Total Portfolio	One-Year Nominal Return	Annual Standard Deviation
Core Fixed Income	51%	3.95%	8.82%
Large Cap U.S. Equities	18%	7.24%	17.27%
Small Cap U.S. Equities	5%	8.57%	22.09%
International (Developed)	18%	8.34%	18.39%
International (Emerging)	8%	11.12%	27.24%
Applying appropriate correlation factors between each of the asset classes the long-term rate of return on assets is estimated to be 6.00%.

A summary of the fair value measurements by type of asset is as follows:

	Fair Value Measurements as of December 31,
	2021			2020
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)
Cash	$535	$535	$—	$484	$484	$—
Real estate investment trusts	6,250	—	6,250	—	—	—
Equity securities
U.S. Small/Mid Cap Growth	4,734	—	4,734	5,530	—	5,530
Non-U. S. Core	19,164	—	19,164	26,342	—	26,342
U.S. Large Cap Passive	18,279	—	18,279	17,520	—	17,520
Emerging Markets	7,701	—	7,701	5,882	—	5,882
Fixed Income
U.S. Core	51,386	—	51,386	23,467	—	23,467
U.S. Passive	—	—	—	21,680	—	21,680
Opportunistic	6,087	—	6,087	5,762	—	5,762
Total	$114,136	$535	$113,601	$106,667	$484	$106,183
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
A summary of the activity in the SERP’s projected benefit obligation and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2021	2020
Benefit obligation:
Balance, January 1	$13,412	$11,712
Service cost	147	121
Interest cost	291	347
Benefits paid	(282)	(291)
Actuarial (gain)/loss	(1,148)	1,523
Balance, December 31	$12,420	$13,412
The following represent the major assumptions used to determine the projected benefit obligation of the SERP. For 2021, 2020 and 2019, the SERP’s expected benefit cash flows were discounted using the FTSE Above Median Double-A Curve.

	2021	2020	2019
Weighted average discount rate	2.65%	2.20%	3.00%
Rate of increase in compensation levels	(a)	(a)	(a)
(a)6.00% graded down to 3.25% over the first seven years of service.

The accumulated benefit obligation was $12,420,000 and $12,492,000 as of December 31, 2021 and 2020, respectively. Since this is an unfunded plan, there are no plan assets. Benefits paid were $282,000 in 2021, $291,000 in 2020, and $262,000 in 2019. Expected future benefits payable by the Company over the next ten years are as follows:

Amount
2022	$823,000
2023	804,000
2024	802,000
2025	799,000
2026	795,000
2026-2030	$3,878,000
Net periodic pension cost related to the SERP included the following components:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Service cost – benefits earned during the year	$147	$121	$97
Interest cost on projected benefit obligations	291	347	408
Net amortization and deferral	203	112	276
Net periodic pension cost	$641	$580	$781
The pretax amounts in accumulated other comprehensive loss as of December 31 were as follows:

	The Plan		SERP
(In thousands)	2021	2020	2021	2020
Prior service cost	$—	$—	$—	$—
Net actuarial loss	5,417	15,429	2,783	4,135
Total	$5,417	$15,429	$2,783	$4,135
The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2021 expected to be recognized as components of net periodic benefit cost in 2022 for the Plan are both $0. The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2021 expected to be recognized as components of net periodic benefit cost in 2022 for the SERP are $0 and $108,000 respectively.
The Company also maintains a noncontributory profit sharing program, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in personnel expense in the consolidated statements of income in 2021, 2020, and 2019 was $6,436,000, $5,665,000, and $6,841,000, respectively.
The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2021, 2020 and 2019 were $3,488,000, $1,508,000, and $1,378,000, respectively. In conjunction with the freezing of the Plan, contribution rates to employees increased on March 1, 2021.
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
Changes in restricted shares outstanding for the year ended December 31, 2021 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	136,167	$46.78
Granted	53,906	$41.55
Vested	(23,782)	$48.43
Forfeited	(738)	$46.07
Balance at December 31, 2021	165,553	$44.81
During 2020 and 2019, 38,226 and 36,812 shares, respectively, were granted with weighted average per share market values at date of grant of $47.07 in 2020 and $49.30 in 2019. The fair value of such shares are based on the market price on the date of grant. Amortization of the restricted stock bonus awards totaled $1,793,000 for 2021, $1,463,000 for 2020 and $1,551,000 for 2019. As of December 31, 2021, the total unrecognized compensation expense related to non-vested restricted stock awards was $1,647,000, and the related weighted average period over which it is expected to be recognized is approximately 0.57 years. The total fair value of shares vested during the years ended December 2021, 2020, and 2019 was $1,152,000, $1,005,000, and $527,000, respectively.
Performance-Based Restricted Stock
The Company has granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over a three-year cliff vest period. The number of shares issued ranges from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period.
Following is a summary of the activity of the PBRS, based on 100% of target value:

	For the Years Ended December 31, 2021
	Shares	Fair Value
Balance at December 31, 2020	98,410	$50.64
Granted	52,240	40.74
Vested	(33,000)	49.07
Forfeited	(1,107)	46.07
Balance at December 31, 2021	116,543	$46.79
The PBRS that vested during the year ended December 31, 2021 achieved financial goals of 94.4%, resulting in the issuance of 31,150 shares of common stock. The PBRS that vested during the year ended December 31, 2020 achieved financial goals of 117.3%, resulting in the issuance of 34,222 shares of common stock. The outstanding PBRS at December 31, 2021 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
SARs
During 2021, there were no SARs granted and no expense recognized. As of December 31, 2021, there was no unrecognized compensation expense related to SARs.

Changes in SARs outstanding for the year ended December 31, 2021 were as follows:

	SARs	Weighted Average Exercise Price
Balance at December 31, 2020	144,999	$32.99
Exercised	(25,822)	24.38
Forfeited	(2,088)	31.92
Balance at December 31, 2021	117,089	34.91
Exercisable at December 31, 2021	117,089	$34.91
The total intrinsic value of SARs exercised during 2021 and 2020 was $630,000 and $275,000, respectively. The average remaining contractual term for SARs outstanding as of December 31, 2021 was 1.21 years, and the aggregate intrinsic value was $741,000. The average remaining contractual term for SARs outstanding as of December 31, 2020 was 1.95 years, and the aggregate intrinsic value was $1,095,000.
The total compensation cost for share-based payment arrangements was $2,859,000, $2,267,000, and $3,144,000, in 2021, 2020, and 2019, respectively.
Note 12
Other Operating Expense
Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2021	2020	2019
Postage and supplies	$1,851	$1,465	$1,875
Promotional expense	2,627	2,184	3,838
Professional fees	1,625	2,140	2,388
Outside service fees	7,413	5,845	5,529
Data processing services	2,650	1,900	1,283
Telecommunications	554	765	748
Other	23	1,088	2,404
Total other operating expense	$16,743	$15,387	$18,065
Note 13
Income Taxes
The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
(In thousands)	2021	2020	2019
Current:
Federal	$5,018	$5,350	$4,423
State	897	671	1,392
Deferred:
Federal	(608)	(636)	1,097
State	(90)	(220)	150
Total income tax expense	$5,217	$5,165	$7,062

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 21% for each year to income before income tax expense is as follows:

	For the Years Ended December 31,
(In thousands)	2021	2020	2019
Expected income tax expense	$7,103	$6,385	$7,868
(Reductions) increases resulting from:
Tax-exempt income	(1,673)	(1,588)	(1,755)
State taxes, net of federal benefit	638	356	1,218
Share-based compensation adjustment	92	70	(281)
Federal tax credits	(357)	(336)	(158)
Other, net	(586)	278	170
Total income tax expense	$5,217	$5,165	$7,062
Income tax expense in 2021 totaled $5,217,000 compared to $5,165,000 and $7,062,000 in 2020 and 2019, respectively. When measured as a percent of pre-tax income, the Company’s effective tax rate was 15.4% in 2021, 17.0% in 2020, and 18.8% in 2019.
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$2,866	$2,858
ASC 715 pension funding liability	1,952	4,656
Supplemental executive retirement plan accrual	2,293	2,220
Stock compensation	1,875	1,794
Lease liability	1,145	1,436
Other	633	—
Total deferred tax assets	$10,764	$12,964
Deferred tax liabilities:
Premises and equipment	$(2,235)	$(2,693)
Pension	(531)	(14)
Intangible assets	(1,493)	(1,761)
Unrealized gain on investment securities available-for-sale	(2,185)	(4,684)
Right of use asset	(1,032)	(1,291)
Other	(497)	(224)
Total deferred tax liabilities	$(7,973)	$(10,667)
Net deferred tax assets	$2,791	$2,297
A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2021 or 2020, due to management’s belief that it is more likely than not that the deferred tax asset is realizable.

The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

(In thousands)	2021	2020	2019
Balance at January 1	$1,231	$1,299	$1,403
Changes in unrecognized tax benefits as a result of tax positions taken during a prior year	165	62	56
Changes in unrecognized tax benefits as a result of tax position taken during the current year	239	233	171
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(230)	(315)	(331)
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	—	(48)	—
Balance at December 31	$1,405	$1,231	$1,299
At December 31, 2021, 2020 and 2019, the balances of the Company’s unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate were $1,134,000, $1,096,000 and $1,184,000, respectively. These amounts are net of the offsetting benefits from other taxing jurisdictions.
As of December 31, 2021, 2020 and 2019, the Company had $85,000, $114,000 and $151,000, respectively, in accrued interest related to unrecognized tax benefits.
The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease by approximately $199,000 over the next 12 months. The reduction primarily relates to the anticipated lapse in the statute of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.
The Company is subject to income tax in the U.S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. The Company’s federal income tax returns for tax years 2018, 2019 and 2020 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2017 through 2020.
Note 14
Disclosures about Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2021		2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$514,928	$514,928	$670,528	$670,528
Investment securities	673,453	673,453	357,726	357,726
Loans, net	948,526	948,701	879,732	883,461
Accrued interest receivable	6,799	6,799	6,850	6,850
Total	$2,143,706	$2,143,881	$1,914,836	$1,918,565

Balance sheet liabilities:
Deposits	$1,221,503	$1,221,503	$1,050,856	$1,050,856
Accounts and drafts payable	1,050,396	1,050,396	835,386	835,386
Accrued interest payable	16	16	38	38
Total	$2,271,915	$2,271,915	$1,886,280	$1,886,280

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and Cash Equivalents The carrying amount approximates fair value.
Investment Securities The fair value is measured on a recurring basis using Level 2 valuations. Refer to Note 3 - Investment Securities, for fair value and unrealized gains and losses by investment type.
Loans The fair value is estimated using present values of future cash flows discounted at risk-adjusted interest rates for each loan category designated by management and is therefore a Level 3 valuation. Management believes that the risk factor embedded in the interest rates along with the allowance for credit losses approximates a fair valuation.
Individually assessed loans are valued using the fair value of the collateral which is based upon an observable market price or current appraised value and therefore, the fair value is a nonrecurring Level 3 valuation.
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
Note 15
Commitments and Contingencies
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2021, an allowance for unfunded commitments of $367,000 had been recorded, as compared to $567,000 at December 31, 2020. See Item 8, "Financial Statements and Supplementary Data—Note 1” for information related to CECL adoption.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The approximate remaining terms of commercial and standby letters of credit range from less than one to five years. Since these financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table shows commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2021	2020
Commitments to extend credit	$208,395	$192,916
Standby letters of credit	12,859	10,609
Commercial letters of credit	771	955
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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, Revenue from Contracts with Customers ("ASC 606") for the years ended December 31, 2021, 2020, and 2019.

	For the Years Ended December 31,
(In thousands)	2021	2020	2019
Fee revenue and other income
In-scope of ASC 606
Invoice processing fees	$77,704	$74,674	$81,329
Invoice payment fees	28,751	22,530	26,624
Information services payment and processing revenue	106,455	97,204	107,953
Bank service fees	2,239	1,704	1,386
Fee revenue (in-scope of ASC 606)	108,694	98,908	109,339
Other income (out-of-scope of ASC 606)	997	1,533	730
Total fee revenue and other income	$109,691	$100,441	$110,069
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
Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:
•Information Services – one or more fixed rates depending upon the specific characteristics of the funding source, and
•Banking Services – a variable rate that is based upon the overall performance of the Company’s earning assets.
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2021, 2020 and 2019 is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
2021
Fee income from customers	$105,452	$2,631	$1,608	$109,691
Interest income*	24,332	24,732	(1,694)	47,370
Interest expense	—	1,171	—	1,171
Intersegment income (expense)	—	3,222	(3,222)	—
Tax-equivalized pre-tax income*	26,368	10,082	(756)	35,694
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	329	2,235	—	2,564
Total Assets	1,152,917	1,500,060	(98,076)	2,554,901
Funding Sources	937,478	876,018	—	1,813,496
2020
Fee income from customers	$96,548	$2,607	$1,286	$100,441
Interest income*	20,343	29,494	(261)	49,576
Interest expense	—	2,362	—	2,362
Intersegment income (expense)	—	2,315	(2,315)	—
Tax-equivalized pre-tax income*	17,178	14,025	1,027	32,230
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	735	2,688	—	3,423
Total Assets	967,702	1,242,688	(7,155)	2,203,235
Funding Sources	734,999	738,165	—	1,473,164
2019
Fee income from customers	$107,942	$1,660	$467	$110,069
Interest income*	21,538	30,646	2,510	54,694
Interest expense	—	5,193	—	5,193
Intersegment income (expense)	—	2,107	(2,107)	—
Tax-equivalized pre-tax income*	23,524	13,048	2,978	39,550
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	1,142	3,139	—	4,281
Total Assets	844,483	915,341	4,419	1,764,243
Funding Sources	676,068	592,905	—	1,268,973
*Presented on a tax-equivalent basis assuming a tax rate of 21%. The tax-equivalent adjustment was approximately $1,873,000 for 2021, $1,888,000 for 2020, and $2,084,000 for 2019.
Note 18
Leases
The Company leases certain premises under operating leases. As of December 31, 2021, the Company had lease liabilities of $4,887,000 and right-of-use assets of $4,421,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Included in occupancy expense on the consolidated statements of income for 2021 was operating lease cost of $1,651,000, short-term lease cost of $186,000, and there was no variable lease cost. The Company paid cash of $1,779,000 for operating lease amounts included in the measurement of lease liabilities for the year ended December 31, 2021. No right-of-use assets were obtained in exchange for lease liabilities during the year ended December 31, 2021.

For the year ended December 31, 2021, the weighted average remaining lease term for the operating leases was 6.1 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.4%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. There has been no significant change in the Company’s expected future minimum lease payments since December 31, 2020.
A maturity analysis of operating lease liabilities and undiscounted cash flows as of December 31, 2021 was as follows:

(In thousands)	December 31, 2021
Lease payments due
Less than 1 year	$1,735
1-2 years	814
2-3 years	553
3-4 years	555
4-5 years	545
Over 5 years	1,497
Total undiscounted cash flows	5,699
Discount on cash flows	812
Total lease liability	$4,887
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2021. At December 31, 2021, the Company did not have any leases that had not yet commenced.
Note 19
Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2021, and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 20
Condensed Financial Information of Parent Company
Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets December 31,
(In thousands)	2021	2020
Assets
Cash and due from banks	$132,050	$51,714
Short-term investments	585	235,452
Securities available-for-sale, at fair value	566,835	357,726
Loans, net	40,515	49,314
Payments in advance of funding	291,427	194,563
Investments in subsidiaries	164,650	162,341
Premises and equipment, net	17,443	17,459
Other assets	95,940	69,162
Total assets	$1,309,445	$1,137,731
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	$1,041,070	$832,420
Other liabilities	22,577	44,151
Total liabilities	1,063,647	876,571
Total shareholders’ equity	245,798	261,160
Total liabilities and shareholders’ equity	$1,309,445	$1,137,731

	Condensed Statements of Income For the Years Ended December 31,
(In thousands)	2021	2020	2019
Income from subsidiaries – management fees	$3,115	$2,854	$2,599
Information services revenue	104,426	95,078	106,198
Net interest income after (release of) provision for credit losses	11,316	10,932	15,713
Gain on sales of investment securities	51	1,075	19
Other income	919	458	518
Total income	119,827	110,397	125,047
Expenses:
Salaries and employee benefits	80,434	77,577	81,432
Other expenses	27,406	25,347	26,136
Total expenses	107,840	102,924	107,568
Income before income tax and equity in undistributed income of subsidiaries	11,987	7,473	17,479
Income tax expense	635	340	2,860
Income before undistributed income of subsidiaries	11,352	7,133	14,619
Equity in undistributed income of subsidiaries	17,252	18,043	15,785
Net income	$28,604	$25,176	$30,404

	Condensed Statements of Cash Flows For the Years Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$28,604	$25,176	$30,404
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(17,252)	(18,043)	(15,785)
Net change in other assets	(212)	6,054	(6,289)
Net change in other liabilities	(9,307)	(6,525)	9,474
Stock-based compensation expense	2,859	2,267	3,144
Other, net	20,921	18,236	6,104
Net cash provided by operating activities	25,613	27,165	27,052
Cash flows from investing activities:
Net (increase) decrease in securities	(226,090)	65,689	26,150
Net decrease (increase) in loans	8,799	(2,545)	(24,999)
Net (increase) decrease in payments in advance of funding	(96,864)	11,595	(45,381)
Purchase of bank-owned life insurance	(25,119)	—	—
Purchases of premises and equipment, net	(2,233)	(1,810)	(2,637)
Asset acquisition of Gateway Giving, LLC	—	—	(2,833)
Net cash (used in) provided by investing activities	(341,507)	72,929	(49,700)
Cash flows from financing activities:
Net increase (decrease) in accounts and drafts payable	208,656	208,339	(21,875)
Short-term borrowings	—	(18,000)	18,000
Cash dividends paid	(15,446)	(15,599)	(15,234)
Purchase of common shares for treasury	(30,997)	(6,825)	(7,799)
Other financing activities, net	(850)	(1,098)	(1,125)
Net cash provided by (used in) financing activities	161,363	166,817	(28,033)
Net increase (decrease) in cash and cash equivalents	(154,531)	266,911	(50,681)
Cash and cash equivalents at beginning of year	287,166	20,255	70,936
Cash and cash equivalents at end of year	$132,635	$287,166	$20,255

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cass Information Systems, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses as of January 1, 2020 due to the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (ASC Topic 326). As explained below, auditing the Company’s allowance for credit losses on loans was a critical audit matter.
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

Assessment of the qualitative risk factors related to the allowance for credit losses on loans evaluated on a collective basis
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses as of December 31, 2021 was $12.0 million, of which $12.0 million was related to the allowance for credit losses on loans evaluated on a collective basis (the “collective ACL”). The December 31, 2021 collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. The Company estimated the collective ACL using a weighted-average remaining maturity (“WARM”) model that utilizes expected annual remaining loan balance, historical loss rates, a reasonable and supportable forecast, and reversion adjustments. Additionally, the collective ACL includes subjective qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. Given the Company’s recent historical loss experience, the impact of the qualitative risk factors related to the collective ACL is a substantial percentage of the overall collective ACL. These qualitative risk factors may increase or reduce reserve levels and include adjustments for assumptions related to loan concentrations, lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, value of underlying collateral, and loan portfolio growth.
We identified the assessment of the qualitative risk factors related to the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the qualitative risk factors related to the collective ACL methodology, including the conceptual soundness and performance of the qualitative framework. The assessment also included the evaluation of qualitative risk factors and the related assumptions. These qualitative risk factors and related assumptions are sensitive to variation, such that minor changes in the assumption can cause significant changes in the estimates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the qualitative risk factors related to the collective ACL estimate, including controls over the:
•development of the collective ACL methodology
•identification and determination of the assumptions used in the qualitative framework
•continued use and appropriateness of changes made to the qualitative framework
•analysis of the collective ACL results, trends, and ratios
We evaluated the Company’s process to develop the qualitative risk factors related to the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment of the qualitative framework by comparing it to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•evaluating the qualitative framework used to develop the qualitative risk factors and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.
/s/ KPMG LLP
We have served as the Company’s auditor since 1983.
St. Louis, Missouri
February 28, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, is included below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cass Information Systems, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Cass Information Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity, for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
St. Louis, Missouri
February 28, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this Item 10 is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors – Proposal 1,” “Executive Compensation and Related Information,” and “Beneficial Ownership of Securities.”
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
There were no material changes to the procedures by which shareholders may recommend nominees to the Board during the fourth quarter of fiscal 2021.
ITEM 11. EXECUTIVE COMPENSATION
Certain information required pursuant to this Item 11 is incorporated herein by reference to the sections entitled “Election of Directors – Proposal 1” and “Executive Compensation and Related Information” of the Company’s 2022 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required pursuant to this Item 12 is incorporated herein by reference to the section entitled “Beneficial Ownership of Securities” of the Company’s 2022 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
Securities Authorized for Issuance under Equity Compensation Plans
The following information is as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	398,893	$42.45	249,537

Equity compensation plans not approved by security holders	—	—	—
Total	398,893	$42.45	249,537
(1)Amount disclosed relates to awards issued under the Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”).
(2)Includes restricted stock units, restricted stock, SARs, and performance-based stock. Performance-based stock is included assuming 100% attainment of the targets. The actual number of shares of performance-based stock to be awarded at the end of applicable performance periods ranges from 0% to 150% of the target amount awarded depending on the Company’s achievement of pre-established financial goals.

Refer to Note 11 to the consolidated financial statements for information concerning the Omnibus Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is incorporated herein by reference to the section entitled “Election of Directors – Proposal 1” of the Company’s 2022 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning our principal accountant’s fees and services is incorporated herein by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Proposal 3” of the Company’s 2022 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated by reference in or filed as an exhibit to this report:

	(1) and	(2)	Financial Statements and Financial Statement Schedules
Included in Item 8 of this report.

		(3)	Exhibits listed under (b) of this Item 15.

(b)	Exhibits

		3.1	Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.

		3.2	Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.

		3.3	Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006.

		3.4	Second Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on July 21, 2016.

		4.1	Description of the Registrant’s securities, incorporated by reference to Exhibit 4.1 to the Annual report on Form 10-K filed with the SEC on February 28, 2020.

		10.1	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003.*

		10.2	Amended and Restated Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.*

		10.3	Amendment and Restatement of the Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

		10.4	Form of Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

		10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the year ended December 31, 2016.*

		10.6	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the year ended December 31, 2016.*

		10.7	Description of Cass Information Systems, Inc. Profit Sharing Program, incorporated by reference to Exhibit 10.7 to the annual report on Form 10-K for the year ended December 31, 2021.*

		21	Subsidiaries of registrant.

		23	Consent of Independent Registered Public Accounting Firm.

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS	XBRL Instance Document.

		101.SCH	XBRL Taxonomy Extension Schema Document.

		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

		101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

		104	Cover Page Interactive Data File
*Management contract or compensatory plan arrangement
(c) None.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: February 28, 2022	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2022	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: February 28, 2022	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber

Date: February 28, 2022	By	/s/ Ralph W. Clermont
Ralph W. Clermont

Date: February 28, 2022	By	/s/ Robert A. Ebel
Robert A. Ebel

Date: February 28, 2022	By	/s/ Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: February 28, 2022	By	/s/ Wendy J. Henry
Wendy J. Henry

Date: February 28, 2022	By	/s/ James J. Lindemann
James J. Lindemann

Date: February 28, 2022	By	/s/ Sally H. Roth
Sally H. Roth

Date: February 28, 2022	By	/s/ Joseph D. Rupp
Joseph D. Rupp

Date: February 28, 2022	By	/s/ Randall L. Schilling
Randall L. Schilling

Date: February 28, 2022	By	/s/ Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.