Form 10-Q
period 2022-03-31
CASS INFORMATION SYSTEMS INC
filed 2022-05-06
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of April 22, 2022: Common stock, par value $.50 per share – 13,652,849 shares outstanding.

Forward-looking Statements - Factors That May Affect Future Results
This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Cash and due from banks	$22,416	$12,301
Short-term investments	169,033	502,627
Cash and cash equivalents	191,449	514,928
Securities available-for-sale, at fair value	774,610	673,453

Loans	977,202	960,567
Less: Allowance for credit losses	12,406	12,041
Loans, net	964,796	948,526
Payments in advance of funding	329,622	291,427
Premises and equipment, net	19,086	18,113
Investment in bank-owned life insurance	47,163	43,176
Goodwill	14,262	14,262
Other intangible assets, net	2,429	2,564
Other assets	78,626	48,452
Total assets	$2,422,043	$2,554,901

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$621,819	$582,642
Interest-bearing	555,116	638,861
Total deposits	1,176,935	1,221,503
Accounts and drafts payable	989,733	1,050,396
Other liabilities	38,297	37,204
Total liabilities	2,204,965	2,309,103

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at March 31, 2022 and December 31, 2021; 13,644,741 and 13,734,295 shares outstanding at March 31, 2022 and December 31, 2021, respectively.	7,753	7,753
Additional paid-in capital	203,149	204,276
Retained earnings	116,646	112,220
Common shares in treasury, at cost (1,861,031 shares at March 31, 2022 and 1,771,477 shares at December 31, 2021)	(82,348)	(78,904)
Accumulated other comprehensive (loss) income	(28,122)	453
Total shareholders’ equity	217,078	245,798
Total liabilities and shareholders’ equity	$2,422,043	$2,554,901
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended March 31,
	2022	2021
Fee Revenue and Other Income:
Processing fees	$19,036	$18,375
Financial fees	10,532	6,997
Other	862	803
Total fee revenue and other income	30,430	26,175

Interest Income:
Interest and fees on loans	8,777	8,587
Interest and dividends on securities:
Taxable	1,456	198
Exempt from federal income taxes	1,677	1,739
Interest on federal funds sold and other short-term investments	216	152
Total interest income	12,126	10,676

Interest Expense:
Interest on deposits	223	331
Total interest expense	223	331
Net interest income	11,903	10,345
Provision for (release of) credit losses	230	(600)
Net interest income after provision for (release of) credit losses	11,673	10,945
Total net revenue	42,103	37,120

Operating Expense:
Personnel	24,718	22,526
Occupancy	915	947
Equipment	1,711	1,675
Amortization of intangible assets	135	215
Other operating expense	4,349	3,162
Total operating expense	31,828	28,525
Income before income tax expense	10,275	8,595
Income tax expense	2,017	1,524
Net income	$8,258	$7,071

Basic earnings per share	$.61	$.49
Diluted earnings per share	.60	.49
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Comprehensive Income:
Net income	$8,258	$7,071
Other comprehensive (loss) income:
Net unrealized loss on securities available-for-sale	(37,499)	(4,214)
Tax effect	8,925	1,003
Reclassification adjustments for gains included in net income	—	(48)
Tax effect	—	11
Foreign currency translation adjustments	(1)	(129)
Total comprehensive (loss) income	$(20,317)	$3,694
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$8,258	$7,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,912	2,978
Gains on sales of securities	—	(48)
Stock-based compensation expense	1,090	693
Provision for (release of) credit losses	230	(600)
Increase in current income tax liability	1,911	1,355
(Decrease) increase in pension liability	(640)	336
Increase in accounts receivable	(726)	(237)
Other operating activities, net	1,688	5,156
Net cash provided by operating activities	14,723	16,704

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	—	2,991
Proceeds from maturities of securities available-for-sale	16,194	47,113
Purchase of securities available-for-sale	(156,597)	(125,467)
Net (increase) decrease in loans	(16,500)	3,478
Purchase of bank-owned life insurance	(3,987)	—
Increase in payments in advance of funding	(38,195)	(21,912)
Purchases of premises and equipment, net	(2,002)	(900)
Net cash used in investing activities	(201,087)	(94,697)

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	39,177	(68,645)
Net (decrease) increase in interest-bearing demand and savings deposits	(80,002)	21,373
Net decrease in time deposits	(3,743)	(449)
Net (decrease) increase in accounts and drafts payable	(83,054)	60,905
Cash dividends paid	(3,832)	(3,886)
Purchase of common shares for treasury	(5,086)	(1,228)
Other financing activities, net	(575)	(946)
Net cash (used in) provided by financing activities	(137,115)	7,124
Net decrease in cash and cash equivalents	(323,479)	(70,869)
Cash and cash equivalents at beginning of period	514,928	670,528
Cash and cash equivalents at end of period	$191,449	$599,659

Supplemental information:
Cash paid for interest	$216	$311
Cash paid for income taxes	109	134
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	$7,753	$204,875	$99,062	$(50,515)	$(15)	$261,160
Net income			7,071			7,071
Cash dividends ($.27 per share)			(3,886)			(3,886)
Issuance of 69,374 common shares pursuant to stock-based compensation plan, net		(2,426)		1,596		(830)
Exercise of SARs		(314)		198		(116)
Stock-based compensation expense		693				693
Purchase of 31,256 common shares				(1,228)		(1,228)
Other comprehensive income					(3,377)	(3,377)
Balance, March 31, 2021	$7,753	$202,828	$102,247	$(49,949)	$(3,392)	$259,487

Balance, December 31, 2021	$7,753	$204,276	$112,220	$(78,904)	$453	$245,798
Net income			8,258			8,258
Cash dividends ($.28 per share)			(3,832)			(3,832)
Issuance of 58,272 common shares pursuant to stock-based compensation plan, net		(1,889)		1,399		(490)
Exercise of SARs		(328)		243		(85)
Stock-based compensation expense		1,090				1,090
Purchase of 124,874 common shares				(5,086)		(5,086)
Other comprehensive loss					(28,575)	(28,575)
Balance, March 31, 2022	$7,753	$203,149	$116,646	$(82,348)	$(28,122)	$217,078
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2021.
Risks and Uncertainties
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. While the impact of COVID-19 is significantly lessened from March 2020, the ongoing impact, including resurgences of the virus and restrictions imposed to combat its spread, could result in additional and prolonged business closures, supply chain disruptions, work restrictions and activity restrictions. The Company continues to closely monitor developments related to COVID-19 and remains subject to heightened business, operational, market, credit and other risks which may have an adverse effect on its financial condition and results of operations.
Note 2 – Intangible Assets
The Company accounts for intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets, which requires that intangibles with indefinite useful lives be tested annually for impairment, or when management deems there is a triggering event, and those with finite useful lives be amortized over their useful lives.
Details of the Company’s intangible assets are as follows:

	March 31, 2022		December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$4,778	$(4,371)	$4,778	$(4,341)
Patents	72	(29)	72	(28)
Software	2,844	(1,197)	2,844	(1,104)
Trade Name	190	(25)	190	(22)
Other	500	(333)	500	(325)
Unamortized intangible assets:
Goodwill	14,262	—	14,262	—
Total intangible assets	$22,646	$(5,955)	$22,646	$(5,820)
The customer lists are amortized over 7 and 10 years; the patents over 18 years; software over 3 years and 7 years, the trade name over 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $135,000 and $215,000 for the three month periods ended March 31, 2022 and 2021, respectively. Estimated annual amortization of intangibles is $540,000 in both 2022 and 2023, $498,000 in 2024, $490,000 in 2025, and $342,000 in 2026.
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
The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended March 31,
	2022	2021
Basic
Net income	$8,258	$7,071
Weighted-average common shares outstanding	13,577,991	14,312,260
Basic earnings per share	$.61	$.49

Diluted
Net income	$8,258	$7,071
Weighted-average common shares outstanding	13,577,991	14,312,260
Effect of dilutive restricted stock and stock appreciation rights	236,233	220,809
Weighted-average common shares outstanding assuming dilution	13,814,224	14,533,069
Diluted earnings per share	$.60	$.49
Note 4 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, in October 2021, the Board of Directors authorized the repurchase of up to 750,000 shares of the Company’s common stock with no expiration date. As of March 31, 2022, 346,207 shares remained available for repurchase under the program. The Company repurchased 124,874 and 31,256 shares during the three-month periods ended March 31, 2022 and 2021, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.
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
The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Management evaluates segment performance based on tax-equivalized (as defined in the footnote to the chart on the following table) pre-tax income after allocations for corporate expenses. Transactions between segments are accounted for at what management believes to be fair value.
Substantially all revenue originates from, and all long-lived assets are located within, the United States and no revenue from any customer of any segment exceeds 10% of the Company’s consolidated revenue.
Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:
•Information Services – one or more fixed rates depending upon the specific characteristics of the funding source, and

•Banking Services – a variable rate that is based upon the overall performance of the Company’s earning assets.
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.
Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2022:
Fee income	$29,234	$628	$568	$30,430
Interest income*	6,326	6,482	(237)	12,571
Interest expense	—	223	—	223
Intersegment income (expense)	—	1,133	(1,133)	—
Tax-equivalized pre-tax income*	7,815	2,850	56	10,721
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	307	2,122	—	2,429
Total assets	1,090,737	1,345,958	(14,652)	2,422,043
Average funding sources	1,008,928	966,820	—	1,975,748
Three Months Ended March 31, 2021:
Fee income	$25,298	$317	$560	$26,175
Interest income*	5,509	5,751	(122)	11,138
Interest expense	—	331	—	331
Intersegment income (expense)	—	623	(623)	—
Tax-equivalized pre-tax income*	5,786	2,988	283	9,057
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	634	2,574	—	3,208
Total assets	1,023,196	1,263,669	(70,292)	2,216,573
Average funding sources	837,852	849,177	—	1,687,029
* Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2022 and 2021. The tax-equivalent adjustment was approximately $446,000 and $462,000 for the First Quarter of 2022 and 2021, respectively.
Note 6 – Loans by Type
A summary of loans is as follows:

(In thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$469,129	$450,336
Real estate:
Commercial:
Mortgage	101,018	108,759
Construction	24,757	24,797
Faith-based:
Mortgage	367,376	355,582
Construction	13,512	14,664
Paycheck Protection Program (“PPP”)	1,373	6,299
Other	37	130
Total loans	$977,202	$960,567

The following table presents the aging of loans past due by category at March 31, 2022 and December 31, 2021:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
March 31, 2022
Commercial and industrial	$469,129	$—	$—	$—	$—	$469,129
Real estate
Commercial:
Mortgage	101,018	—	—	—	—	101,018
Construction	24,757	—	—	—	—	24,757
Faith-based:
Mortgage	367,376	—	—	—	—	367,376
Construction	13,512	—	—	—	—	13,512
PPP	1,373	—	—	—	—	1,373
Other	37	—	—	—	—	37
Total	$977,202	$—	$—	$—	$—	$977,202
December 31, 2021
Commercial and industrial	$450,336	$—	$—	$—	$—	$450,336
Real estate
Commercial:
Mortgage	108,759	—	—	—	—	108,759
Construction	24,797	—	—	—	—	24,797
Faith-based:
Mortgage	355,582	—	—	—	—	355,582
Construction	14,664	—	—	—	—	14,664
PPP	6,299	—	—	—	—	6,299
Other	130	—	—	—	—	130
Total	$960,567	$—	$—	$—	$—	$960,567

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2022 and December 31, 2021:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
March 31, 2022
Commercial and industrial	$466,946	$2,183	$—	$469,129
Real estate
Commercial:
Mortgage	100,472	546	—	101,018
Construction	24,757	—	—	24,757
Faith-based:
Mortgage	366,397	979	—	367,376
Construction	13,512	—	—	13,512
PPP	1,373	—	—	1,373
Other	37	—	—	37
Total	$973,494	$3,708	$—	$977,202
December 31, 2021
Commercial and industrial	$440,607	$9,729	$—	$450,336
Real estate
Commercial:
Mortgage	108,759	—	—	108,759
Construction	24,797	—	—	24,797
Faith-based:
Mortgage	352,717	2,865	—	355,582
Construction	14,664	—	—	14,664
PPP	6,299	—	—	6,299
Other	130	—	—	130
Total	$947,973	$12,594	$—	$960,567

[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
The Company had no loans evaluated for expected credit losses on an individual basis as of March 31, 2022 or December 31, 2021. There were no foreclosed loans recorded as other real estate owned (included in other assets) as of March 31, 2022 or December 31, 2021. There were no loans considered troubled debt restructurings as of March 31, 2022 or December 31, 2021.

A summary of the activity in allowance for credit losses (“ACL”) by category for the periods ended March 31, 2022 and December 31, 2021 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at December 31, 2020	$4,635	$1,175	$5,717	$417	$11,944
Provision for (release of) credit losses	387	(144)	(48)	(125)	70
Recoveries	12	—	15	—	27
Balance at December 31, 2021	$5,034	$1,031	$5,684	$292	$12,041
Provision for (release of) credit losses	245	(55)	180	(5)	365
Recoveries	—	—	—	—	—
Balance at March 31, 2022	$5,279	$976	$5,864	$287	$12,406
The provision for credit losses during the period ended March 31, 2022 was primarily due to the increase in loan balances.
Note 7 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. A release of credit losses of $135,000 was recorded during the three months ended March 31, 2022 primarily due to a decrease in unfunded commitments. An allowance for unfunded commitments of $232,000 and $367,000 had been recorded at March 31, 2022 and December 31, 2021, respectively.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2022, the balances of unused loan commitments, standby and commercial letters of credit were $200,547,000, $12,297,000, and $1,208,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.
Note 8 – Stock-Based Compensation
The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the three months ended March 31, 2022, 40,462 restricted shares, 57,542 performance-based restricted shares, and no SARs were granted under the Omnibus Plan. Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $1,090,000 and $693,000, respectively.
Restricted Stock
Restricted shares granted to Company employees are amortized to expense over a three-year cliff vesting period. Restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned.

As of March 31, 2022, the total unrecognized compensation expense related to non-vested restricted shares was $2,625,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.01 years.
Following is a summary of the activity of the Company's restricted stock for the three months ended March 31, 2022, with total shares and weighted average fair value:

	Three Months Ended March 31, 2022
	Shares	Fair Value
Balance at December 31, 2021	165,553	$44.81
Granted	40,462	39.45
Vested	(21,836)	49.09
Balance at March 31, 2022	184,179	$43.13
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
Following is a summary of the activity of the PBRS for the three months ended March 31, 2022, based on 100% of target value:

	Three Months Ended March 31, 2022
	Shares	Fair Value
Balance at December 31, 2021	116,543	$46.79
Granted	57,542	39.58
Vested	(33,668)	49.09
Balance at March 31, 2022	140,417	$43.20
The PBRS that vested during the three months ended March 31, 2022 were based on the Company's achievement of 52.9% of target financial goals, resulting in the issuance of 17,810 shares of common stock. The outstanding PBRS at March 31, 2022 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
SARs
There were no SARs granted and no expense recognized during the three months ended March 31, 2022. Following is a summary of the activity of the Company’s SARs program for the three months ended March 31, 2022:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2021	117,089	$34.91	1.21	$741
Exercised	(23,976)	27.78	—	—
Exercisable at March 31, 2022	93,113	$36.75	1.16	$313
There were no non-vested SARs at March 31, 2022.

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

(In thousands)	Estimated 2022	Actual 2021
Service cost – benefits earned during the year	$—	$1,002
Interest cost on projected benefit obligations	3,290	3,076
Expected return on plan assets	(5,860)	(6,310)
Net amortization	—	393
Net periodic pension benefit	$(2,570)	$(1,839)
The Company recorded a net periodic benefit of $618,000 for the three-month period ended March 31, 2022, and net periodic pension cost of $273,000 for the three-month period ended March 31, 2021. Pension costs decreased during the three-month period ended March 31, 2022 due to the Plan being frozen as of February 28, 2021. The Company made no contributions to the Plan during the three-month period ended March 31, 2022 and is evaluating the amount of contributions, if any, for the remainder of 2022.
In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2021 and an estimate for 2022:

(In thousands)	Estimated 2022	Actual 2021
Service cost – benefits earned during the year	$—	$147
Interest cost on projected benefit obligation	318	291
Net amortization	108	203
Net periodic pension cost	$426	$641
Supplemental executive retirement plan costs recorded to expense were $107,000 and $160,000 for the three-month periods ended March 31, 2022 and 2021, respectively.
Note 10 – Income Taxes
The effective tax rate was 19.6% and 17.7% for the three-month periods ended March 31, 2022 and 2021, respectively. The effective tax rate for all periods differs from the statutory rate of 21% primarily due to the tax-exempt interest received from municipal bonds and bank-owned life insurance, among other factors. The increase in the effective tax rate for the three-month period ended March 31, 2022 as compared to 2021 is primarily a result of taxable income being higher in the current period, which reduces the relative impact of the tax-exempt income.
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

	March 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$347,450	$2,417	$10,543	$339,324
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	205,522	—	13,763	191,759
Corporate bonds	96,516	—	5,321	91,195
U.S. treasury bonds	99,455	132	—	99,587
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	53,983	—	1,238	52,745
Total	$802,926	$2,549	$30,865	$774,610

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$359,187	$12,931	$990	$371,128
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	170,711	135	2,200	168,646
Corporate bonds	84,538	72	272	84,338
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	49,835	—	494	49,341
Total	$664,271	$13,138	$3,956	$673,453
The fair values of securities with unrealized losses are as follows:

	March 31, 2022
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$127,246	$10,543	$—	$—	$127,246	$10,543
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	175,387	11,937	16,373	1,826	191,760	13,763
Corporate Bonds	86,195	5,321	—	—	86,195	5,321
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	52,744	1,238	—	—	52,744	1,238
Total	$441,572	$29,039	$16,373	$1,826	$457,945	$30,865

	December 31, 2021
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$60,083	$990	$—	$—	$60,083	$990
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	163,652	2,200	—	—	163,652	2,200
Corporate Bonds	55,120	272	—	—	55,120	272
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	49,341	494	—	—	49,341	494
Total	$328,196	$3,956	$—	$—	$328,196	$3,956
There were 180 securities, or 49% (4 greater than 12 months), in an unrealized loss position as of March 31, 2022. The unrealized losses at March 31, 2022 were primarily attributable to changes in market interest rates after the securities were purchased. There were 101 securities, or 28% (0 greater than 12 months), in an unrealized loss position as of December 31, 2021. At March 31, 2022 and December 31, 2021, the Company had not recorded an allowance for credit losses on securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2022
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$20,878	$21,011
Due after 1 year through 5 years	237,759	238,756
Due after 5 years through 10 years	229,359	222,124
Due after 10 years	314,930	292,719
Total	$802,926	$774,610
Proceeds from sales of investment securities classified as available-for-sale were $0 and $2,991,000 for the three months ended March 31, 2022 and 2021, respectively. Gross realized gains were $0 and $48 for the three months ended March 31, 2022 and 2021, respectively. There were no securities pledged to secure public deposits and for other purposes at March 31, 2022.

Note 12 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2022		December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$191,449	$191,449	$514,928	$514,928
Investment securities	774,610	774,610	673,453	673,453
Loans, net	964,796	961,547	948,526	948,701
Accrued interest receivable	7,302	7,302	6,799	6,799
Total	$1,938,157	$1,934,908	$2,143,706	$2,143,881
Balance sheet liabilities:
Deposits	$1,176,935	$1,176,935	$1,221,503	$1,221,503
Accounts and drafts payable	989,733	989,733	1,050,396	1,050,396
Accrued interest payable	22	22	16	16
Total	$2,166,690	$2,166,690	$2,271,915	$2,271,915
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
Financial fees – The Company earns fees on a transaction level basis for invoice payment services when making customer payments. Fees are recognized at the point in time when the payment transactions are made, which is when the performance obligation is satisfied. The contracts have no significant impact of variable consideration and no significant financing components.

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

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$19,036	$18,375
Financial fees	10,532	6,997
Information services payment and processing revenue	29,568	25,372
Bank service fees	429	337
Fee revenue (in-scope of FASB ASC 606)	29,997	25,709
Other income (out-of-scope of FASB ASC 606)	433	466
Total fee revenue and other income	$30,430	$26,175
Note 14 – Leases
The Company leases certain premises under operating leases. As of March 31, 2022, the Company had lease liabilities of $4,516,000 and right-of-use assets of $4,080,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three months ended March 31, 2022, operating lease cost was $400,000, short-term lease cost was $51,000, and there was no variable lease cost. At March 31, 2022, the weighted average remaining lease term for the operating leases was 6.0 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.35%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2021 Annual Report on Form 10-K for information regarding these commitments.
A maturity analysis of operating lease liabilities and undiscounted cash flows as of March 31, 2022 is as follows:

(In thousands)	March 31, 2022
Lease payments due
Less than 1 year	$1,596
1-2 years	664
2-3 years	547
3-4 years	557
4-5 years	537
Over 5 years	1,365
Total undiscounted cash flows	5,266
Discount on cash flows	750
Total lease liability	$4,516
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2022. At March 31, 2022, the Company has one lease that has not yet commenced, but is expected to create approximately $6,800,000 of additional lease liabilities and right-of-use assets for the Company. This lease is a 10-year lease and will commence in June 2022.

Note 15 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2022. There were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Impact of COVID-19 on the Company’s Business
On March 11, 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 as a global pandemic. While the impact of COVID-19 is significantly lessened from March 2020, the ongoing impact, including restrictions imposed to combat its spread, could result in additional and prolonged business closures, supply chain disruptions, work restrictions and activity restrictions. The Company continues to closely monitor developments related to COVID-19 and remains subject to heightened business, operational, market, credit and other risks which may have an adverse effect on its financial condition and results of operations.
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
The specific payment and information processing services provided to each customer are developed individually to meet each customer’s requirements, which can vary greatly. In addition, the degree of automation such as electronic data interchange, imaging, work flow, and web-based solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general, however, Cass is compensated for its processing services through service fees and investment of account balances generated during the payment process. The amount, type, and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. The Company also earns financial fees on a transaction level basis for invoice payment services when making customer payments. Financial fees include interchange revenue, foreign exchange fees and fees received through early payment of invoices. Fees are recognized at the point in time when the payment transactions are made, which is when the performance obligation is satisfied. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will also influence revenue and profitability, such as changes in the general level of interest rates, which have a significant effect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities, advances to payees, and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest paid on its deposits and other borrowings. The Bank also assesses fees on other services such as cash management services.
Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2021 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income and conversely, a rise in the general level of interest rates can have a positive impact on net interest income. The cost of fuel is another factor that has a significant impact on the transportation sector. As the price of fuel goes up or down, the Company’s earnings increase or decrease with the dollar amount of transportation invoices.
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
Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2022 (“First Quarter of 2022”) compared to the three-month period ended March 31, 2021 (“First Quarter of 2021”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2021 Annual Report on Form 10-K. Results of operations for the First Quarter of 2022 are not necessarily indicative of the results to be attained for any other period.
Net Income
The following table summarizes the Company’s operating results:

(In thousands except per share data)	First Quarter of
	2022	2021	% Change
Net income	$8,258	$7,071	16.8%
Diluted earnings per share	$.60	$.49	22.4%
Return on average assets	1.32%	1.31%	—
Return on average equity	14.21%	11.09%	—
Fee Revenue and Other Income
The Company’s fee revenue is derived mainly from transportation and facility processing and financial fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. In addition, the Company's fee revenue consists of financial fees which are generated through the payment process. Processing volumes, average payments in advance of funding, and fee revenue were as follows:

(In thousands)	First Quarter of
	2022	2021	% Change
Transportation invoice volume	8,958	8,787	1.9%
Transportation invoice dollar volume	$10,855,180	$7,904,639	37.3%
Facility-related transaction volume*	6,640	6,996	(5.1)%
Facility-related dollar volume*	$4,643,942	$3,717,428	24.9%
Average payments in advance of funding	$279,479	$177,295	57.6%
Processing fees	$19,036	$18,375	3.6%
Financial fees	$10,532	$6,997	50.5%
*Includes energy, telecom and environmental
First Quarter of 2022 compared to First Quarter of 2021:
Processing fee revenue increased 3.6% driven by the 1.9% increase in transportation invoice volume and an increase in fees generated by our parcel payment services, partially offset by the decrease in facility-related transaction volume of 5.1%. Financial fee revenue increased 50.5%, attributable to the 37.3% and 24.9% increases in transportation and facility-related dollar volumes, respectively. The increase in dollar volumes contributed to a 57.6% increase in average payments in advance of funding, which is a significant driver of our financial fee revenue. The dramatic increase in transportation invoice dollar volume was driven by inflationary pressures, supply chain disruptions, fuel surcharges and scarcity in carrier supply, among other factors. Facility-related invoices decreased 5% while dollar volume increased 25%. The increase in facility-related dollar volume is primarily due to fewer pandemic-related restrictions in the restaurant, retail, and hospitality sectors, creating higher utility usage in addition to rising energy prices.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	First Quarter of
	2022	2021	% Change
Average earnings assets	$2,122,915	$1,891,395	12.2%
Average interest-bearing liabilities	593,057	552,906	7.3%
Net interest income*	12,349	10,807	14.3%
Net interest margin*	2.36%	2.32%
Yield on earning assets*	2.40%	2.39%
Rate on interest-bearing liabilities	.15%	.24%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2022 and 2021.
First Quarter of 2022 compared to First Quarter of 2021:
Average earning assets increased $231,520,000, or 12.2%. The overall increase in average interest-earning asset balances was primarily due to increases in the investment and loan portfolios. Average investment securities increased $319,253,000, or 86.0%, as cash provided by increases in funding sources was utilized to purchase investment securities. Average loans increased $78,629,000 as organic growth in franchise, faith-based and other commercial and industrial loans more than offset a $110,400,000 reduction in average PPP loans. The average balance of short-term investments decreased $166,362,000, or 26.0%, as available funds were deployed into investment securities and loans.
Average accounts and drafts payable increased $189,727,000, or 21.1%, for the First Quarter of 2022 and average interest-bearing liabilities increased $40,151,000, or 7.3%, compared to the First Quarter of 2021. The increase in average accounts and drafts payable was primarily driven by inflationary pressures, supply chain disruptions, fuel surcharges, and scarcity in carrier supply, which continues to drive prices higher. The increase in deposits was driven by significant liquidity in the economy resulting in higher deposit balances.
Tax-equivalent net interest income increased $1,542,000, or 14.3%, compared to the same period in the prior year driven by the 12.2% increase in average interest-earning assets and 4 basis point increase in the net interest margin from 2.32% to 2.36%.
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

(In thousands)	First Quarter of 2022			First Quarter of 2021
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$959,851	$8,777	3.71%	$881,222	$8,587	3.95%
Investment securities[3]:
Taxable	395,233	1,456	1.49	82,746	198	0.97
Tax-exempt[4]	295,152	2,123	2.92	288,386	2,201	3.10
Short-term investments	472,679	216	0.19	639,041	152	0.10
Total interest-earning assets	2,122,915	12,572	2.40	1,891,395	11,138	2.39
Non-interest-earning assets
Cash and due from banks	22,781			20,344
Premises and equipment, net	18,706			18,070
Bank-owned life insurance	43,167			17,920
Goodwill and other intangibles	16,772			17,598
Other assets	315,968			231,196
Allowance for credit losses	(12,046)			(11,956)
Total assets	$2,528,263			$2,184,567
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$530,491	$136	0.10%	$475,212	$151	0.13%
Savings deposits	17,488	2	0.05	21,800	3	0.06
Time deposits >= $100	17,928	41	0.93	24,505	83	1.37
Other time deposits	27,150	44	0.66	31,379	94	1.21
Total interest-bearing deposits	593,057	223	0.15	552,896	331	0.24
Short-term borrowings	—	—	—	10	—	—
Total interest-bearing liabilities	593,057	223	0.15	552,906	331	0.24
Non-interest bearing liabilities
Demand deposits	574,064			417,942
Accounts and drafts payable	1,088,105			898,378
Other liabilities	37,317			56,646
Total liabilities	2,292,543			1,925,872
Shareholders’ equity	235,720			258,695
Total liabilities and shareholders’ equity	$2,528,263			$2,184,567
Net interest income		$12,349			$10,807
Net interest margin			2.36%			2.32%
Interest spread			2.25			2.15
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $225,000 and $901,000 for the First Quarter of 2022 and 2021, respectively. The decrease in net loan fees is due to higher PPP fees in 2021.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2022 and 2021. The tax-equivalent adjustment was approximately $446,000 and $462,000 for the First Quarter of 2022 and 2021, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	First Quarter of 2022 Compared to First Quarter of 2021
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$738	$(548)	$190
Investment securities:
Taxable	1,101	157	1,258
Tax-exempt[2]	51	(129)	(78)
Short-term investments	(48)	112	64
Total interest income	1,842	(408)	1,434
Interest expense on:
Interest-bearing demand deposits	16	(31)	(15)
Savings deposits	(1)	—	(1)
Time deposits >=$100	(19)	(23)	(42)
Other time deposits	(11)	(39)	(50)
Total interest expense	(15)	(93)	(108)
Net interest income	$1,857	$(315)	$1,542
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the First Quarter of 2022 and 2021.

Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a provision for credit losses and off-balance sheet credit exposures of $230,000, and release of credit losses of $600,000 in the First Quarter of 2022 and 2021, respectively. The amount of the provision for (release of) credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the provision for (release of) credit losses will fluctuate as determined by these quarterly analyses. The provision for credit losses in the First Quarter of 2022 was primarily due to loan growth and the related impact in the CECL model.
The Company had net loan recoveries of $0 in the First Quarter of 2022 and $17,000 in the First Quarter of 2021.
The ACL was $12,406,000 at March 31, 2022 compared to $12,041,000 at December 31, 2021. The ACL represented 1.27% of outstanding loans at March 31, 2022 and 1.25% of outstanding loans at December 31, 2021. The allowance for unfunded commitments was $232,000 at March 31, 2022 and $367,000 at December 31, 2021. There were no nonperforming loans outstanding at March 31, 2022 or December 31, 2021.
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

Summary of Credit Loss Experience
The following table presents information on the Company's provision for (release of) credit losses and analysis of the ACL:

	First Quarter of
(In thousands)	2022	2021
Allowance for credit losses at beginning of period	$12,041	$11,944
Provision for (release of) credit losses	365	(240)
Loans charged off	—	—
Recoveries on loans previously charged off	—	17
Net recoveries	—	17
Allowance for credit losses at end of period	$12,406	$11,721
Allowance for unfunded commitments at beginning of Period	$367	$567
Release of credit losses	(135)	(360)
Allowance for unfunded commitments at end of period	$232	$207
Loans outstanding:
Average	$959,851	$881,222
March 31	977,203	888,575
Ratio of ACL to loans outstanding:
Average	1.29%	1.33%
March 31	1.27%	1.32%

Operating Expenses
Total operating expenses for the First Quarter of 2022 were up 11.6%, or $3,303,000, compared to the First Quarter of 2021. The following table details the components of operating expenses:

(In thousands)	First Quarter of
	2022	2021
Personnel	$24,718	$22,526
Occupancy	915	947
Equipment	1,711	1,675
Amortization of intangible assets	135	215
Other operating	4,349	3,162
Total operating expense	$31,828	$28,525
Personnel costs increased 9.7% due to a general increase in wages, higher incentive compensation due to the Company's financial performance, an increase in the Company's 401(k) match during March 2021 and strategic investment in various technology initiatives. These factors were partially offset by the freezing of the benefits of the pension plan during the First Quarter of 2021, which resulted in a decrease of pension expense of $890,000.
The increase in other operating expenses was primarily due to an increase in business development and other promotional activities in addition to an increase in data processing related expenses.
Financial Condition
Total assets at March 31, 2022 were $2,422,043,000, a decrease of $132,858,000, or 5.2%, from December 31, 2021. The Company experienced a decrease in cash and cash equivalents of $323,479,000, or 62.8%. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily affected by changes in funding sources, mainly accounts and drafts payable and deposits, cash flows in and out of loans, investments securities and payments in advance of funding. The investment securities portfolio increased $101,157,000, or 15.0%, during the First Quarter of 2022 due to a purchase of $100,000,000 of U.S. treasury securities. Payments in advance of funding increased $38,195,000, or 13.1%, due to an increase in transportation dollars processed. In addition, the Company increased loans by $16,635,000, or 1.7%, during the First Quarter of 2022.
Total liabilities at March 31, 2022 were $2,204,965,000, a decrease of $104,138,000, or 4.5%, from December 31, 2021. Total deposits at March 31, 2022 were $1,176,935,000, a decrease of $44,568,000, or 3.6%, from December 31, 2021. Accounts and drafts payable at March 31, 2022 were $989,733,000, a decrease of $60,663,000, or 5.8%, from December 31, 2021. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rate and Interest Differential” section of this report).
Total shareholders’ equity at March 31, 2022 was $217,078,000, a $28,720,000, or 11.7%, decrease from December 31, 2021. Total shareholders’ equity decreased due to an other comprehensive loss of $28,122,000 as a result of rising interest rates and the result on the fair value of existing investment securities, share repurchases of $5,086,000, and dividends paid of $3,832,000. These decreases were partially offset by net income of $8,258,000.
Liquidity and Capital Resources
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
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $191,449,000 at March 31, 2022, a decrease of $323,479,000, or 62.8%, from December 31, 2021. At March 31, 2022, these assets represented 7.9% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $774,610,000 at March 31, 2022, an increase of $101,157,000 from December 31, 2021. These assets represented 32.0% of total assets at March 31, 2022. Of the total portfolio, 2.7% mature in one year, 30.8% mature in one to five years, and 66.5% mature in five or more years.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83,000,000 in aggregate. As of March 31, 2022, the Bank also has secured lines of credit with the Federal Home Loan Bank of $218,049,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit from two banks up to a maximum of $150,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of March 31, 2022 or December 31, 2021.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $26,111,000 of CDARS deposits and interest-bearing demand deposits include $123,156,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.
Net cash flows provided by operating activities were $14,723,000 for the First Quarter of 2022, compared to $16,704,000 for the First Quarter of 2021, a decrease of $1,981,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2022, which are estimated to range from $4 million to $6 million.
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
The overall level of economic activity can have a significant impact on the Company’s ability to generate revenues and income, as the volume and size of customer invoices processed may increase or decrease. Higher levels of economic activity increase both fee income (as more invoices are processed) and balances of accounts and drafts payable. Lower levels of economic activity, such as those previously experienced by the Company as a result of COVID-19 and governmental actions related thereto, decrease both fee income and balances of accounts and drafts payable.
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
The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$240,619	13.96%	$240,265	14.86%
Cass Commercial Bank	179,410	16.97%	174,614	17.21%
Common equity tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$228,213	13.24%	$228,224	14.11%
Cass Commercial Bank	167,465	15.84%	163,030	16.07%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$228,213	13.24%	$228,224	14.11%
Cass Commercial Bank	167,465	15.84%	163,030	16.07%
Tier I capital (to leverage assets)
Cass Information Systems, Inc.	$228,213	9.09%	$228,224	9.21%
Cass Commercial Bank	167,465	11.12%	163,030	11.05%
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

Impact of New and Not Yet Adopted Accounting Pronouncements
There are no new accounting pronouncements that are applicable to the company and/or do not materially impact the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management.

	% change in projected net interest income
	March 31, 2022	December 31, 2021
+200 basis points	10.6%	20.6%
+100 basis points	4.9%	10.2%
Flat rates	—%	—%
-100 basis points	(2.1)%	(2.5)%
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
There were no changes in the First Quarter of 2022 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.
ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2021, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s 2021 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2022, the Company repurchased a total of 124,874 shares of its common stock pursuant to its treasury stock buyback program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022–January 31, 2022	44,404	$40.05	44,404	426,677
February 1, 2022–February 28, 2022	58,097	41.75	58,097	368,580
March 1, 2022–March 31, 2022	22,373	39.42	22,373	346,207
Total	124,874	$40.73	124,874	346,207
(1)All repurchases made during the quarter ended March 31, 2022 were made pursuant to the treasury stock buyback program, authorized by the Board of Directors on October 19, 2021 and announced by the Company on October 21, 2021. The program provides that the Company may repurchase up to an aggregate of 750,000 shares of common stock and has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the First Quarter of 2022.

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

CASS INFORMATION SYSTEMS, INC.

DATE: May 6, 2022	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman and Chief Executive Officer
(Principal Executive Officer)

DATE: May 6, 2022	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)