Form 10-Q
period 2022-06-30
CASS INFORMATION SYSTEMS INC
filed 2022-08-05
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of July 22, 2022: Common stock, par value $.50 per share – 13,657,724 shares outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash and due from banks	$20,194	$12,301
Short-term investments	241,040	502,627
Cash and cash equivalents	261,234	514,928
Securities available-for-sale, at fair value	740,074	673,453

Loans	959,487	960,567
Less: Allowance for credit losses	12,573	12,041
Loans, net	946,914	948,526
Payments in advance of funding	313,172	291,427
Premises and equipment, net	19,470	18,113
Investment in bank-owned life insurance	47,435	43,176
Goodwill	17,309	14,262
Other intangible assets, net	4,516	2,564
Other assets	93,864	48,452
Total assets	$2,443,988	$2,554,901

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$604,492	$582,642
Interest-bearing	585,083	638,861
Total deposits	1,189,575	1,221,503
Accounts and drafts payable	998,870	1,050,396
Other liabilities	49,929	37,204
Total liabilities	2,238,374	2,309,103

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at June 30, 2022 and December 31, 2021; 13,657,724 and 13,734,295 shares outstanding at June 30, 2022 and December 31, 2021, respectively.	7,753	7,753
Additional paid-in capital	204,482	204,276
Retained earnings	121,386	112,220
Common shares in treasury, at cost (1,848,048 shares at June 30, 2022 and 1,771,477 shares at December 31, 2021)	(81,742)	(78,904)
Accumulated other comprehensive (loss) income	(46,265)	453
Total shareholders’ equity	205,614	245,798
Total liabilities and shareholders’ equity	$2,443,988	$2,554,901
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fee Revenue and Other Income:
Processing fees	$19,326	$19,048	$38,362	$37,423
Financial fees	10,623	7,500	21,155	14,497
Other	702	439	1,564	1,242
Total fee revenue and other income	30,651	26,987	61,081	53,162

Interest Income:
Interest and fees on loans	9,107	8,696	17,884	17,283
Interest and dividends on securities:
Taxable	2,276	458	3,732	656
Exempt from federal income taxes	1,639	1,832	3,316	3,571
Interest on federal funds sold and other short-term investments	958	122	1,174	274
Total interest income	13,980	11,108	26,106	21,784

Interest Expense:
Interest on deposits	339	297	562	628
Total interest expense	339	297	562	628
Net interest income	13,641	10,811	25,544	21,156
Provision for (release of) credit losses	70	(610)	300	(1,210)
Net interest income after provision for (release of) credit losses	13,571	11,421	25,244	22,366
Total net revenue	44,222	38,408	86,325	75,528

Operating Expense:
Personnel	26,033	22,880	50,751	45,406
Occupancy	916	959	1,831	1,906
Equipment	1,660	1,653	3,371	3,328
Amortization of intangible assets	155	214	290	429
Other operating expense	4,875	4,097	9,224	7,259
Total operating expense	33,639	29,803	65,467	58,328
Income before income tax expense	10,583	8,605	20,858	17,200
Income tax expense	2,021	1,579	4,038	3,103
Net income	$8,562	$7,026	$16,820	$14,097

Basic earnings per share	$.63	$.49	$1.24	$.99
Diluted earnings per share	.62	.48	1.22	.97
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Comprehensive Income:
Net income	$8,562	$7,026	$16,820	$14,097
Other comprehensive (loss) income:
Net unrealized (loss) gain on securities available-for-sale	(23,538)	1,566	(61,037)	(2,648)
Tax effect	5,602	(373)	14,527	630
Reclassification adjustments for losses (gains) included in net income	2	3	2	(45)
Tax effect	—	(1)	—	10
Foreign currency translation adjustments	(209)	152	(210)	23
Total comprehensive (loss) income	$(9,581)	$8,373	$(29,898)	$12,067
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$16,820	$14,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,647	6,167
Gains on sales of securities	(2)	(45)
Stock-based compensation expense	3,172	1,519
Provision for (release of) credit losses	300	(1,210)
Decrease in deferred income tax asset	—	22
Increase (decrease) in current income tax liability	634	(88)
Decrease in pension liability	(1,274)	(294)
Increase in accounts receivable	(1,805)	(1,131)
Other operating activities, net	7,570	2,722
Net cash provided by operating activities	31,062	21,759

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	1,521	13,116
Proceeds from maturities of securities available-for-sale	30,357	70,209
Purchase of securities available-for-sale	(162,853)	(238,831)
Net decrease in loans	1,092	21,093
Purchase of bank-owned life insurance	(4,259)	—
Asset acquisition of Touchpoint	(4,425)	—
(Increase) decrease in payments in advance of funding	(21,745)	10,301
Purchases of premises and equipment, net	(3,393)	(1,886)
Net cash used in investing activities	(163,705)	(125,998)

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	21,850	(71,130)
Net (decrease) increase in interest-bearing demand and savings deposits	(48,982)	40,759
Net decrease in time deposits	(4,796)	(4,542)
Net (decrease) increase in accounts and drafts payable	(75,665)	104,184
Cash dividends paid	(7,654)	(7,761)
Purchase of common shares for treasury	(5,299)	(5,260)
Other financing activities, net	(505)	(958)
Net cash (used in) provided by financing activities	(121,051)	55,292
Net decrease in cash and cash equivalents	(253,694)	(48,947)
Cash and cash equivalents at beginning of period	514,928	670,528
Cash and cash equivalents at end of period	$261,234	$621,581

Supplemental information:
Cash paid for interest	$549	$608
Cash paid for income taxes	2,609	3,164
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2021	$7,753	$202,828	$102,247	$(49,949)	$(3,392)	$259,487
Net income			7,026			7,026
Cash dividends ($0.27 per share)			(3,875)			(3,875)
Issuance of 9,720 common shares pursuant to stock-based compensation plan, net		(455)		450		(5)
Exercise of SARs		(101)		94		(7)
Stock-based compensation expense		826				826
Purchase of 89,010 common shares				(4,032)		(4,032)
Other comprehensive income					1,347	1,347
Balance, June 30, 2021	$7,753	$203,098	$105,398	$(53,437)	$(2,045)	$260,767

Balance, March 31, 2022	$7,753	$203,149	$116,646	$(82,348)	$(28,122)	$217,078
Net income			8,562			8,562
Cash dividends ($0.28 per share)			(3,822)			(3,822)
Issuance of 18,637 common shares pursuant to stock-based compensation plan, net		(749)		819		70
Stock-based compensation expense		2,082				2,082
Purchase of 5,500 common shares				(213)		(213)
Other comprehensive loss					(18,143)	(18,143)
Balance, June 30, 2022	$7,753	$204,482	$121,386	$(81,742)	$(46,265)	$205,614

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	$7,753	$204,875	$99,062	$(50,515)	$(15)	$261,160
Net income			14,097			14,097
Cash dividends ($.54 per share)			(7,761)			(7,761)
Issuance of 79,094 common shares pursuant to stock-based compensation plan, net		(2,881)		2,046		(835)
Exercise of SARs		(415)		292		(123)
Stock-based compensation expense		1,519				1,519
Purchase of 120,266 common shares				(5,260)		(5,260)
Other comprehensive loss					(2,030)	(2,030)
Balance, June 30, 2021	$7,753	$203,098	$105,398	$(53,437)	$(2,045)	$260,767

Balance, December 31, 2021	$7,753	$204,276	$112,220	$(78,904)	$453	$245,798
Net income			16,820			16,820
Cash dividends ($.56 per share)			(7,654)			(7,654)
Issuance of 76,909 common shares pursuant to stock-based compensation plan, net		(2,638)		2,218		(420)
Exercise of SARs		(328)		243		(85)
Stock-based compensation expense		3,172				3,172
Purchase of 130,374 common shares				(5,299)		(5,299)
Other comprehensive loss					(46,718)	(46,718)
Balance, June 30, 2022	$7,753	$204,482	$121,386	$(81,742)	$(46,265)	$205,614
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
In June 2022, the Company acquired the assets of mobile church management software developer Touchpoint, a division of the Pursuant Group, Inc., and recorded intangible assets of $5,289,000. Those intangible assets were valued at $3,046,000 for goodwill, $1,692,000 for the customer list, $368,000 for software, and $183,000 for the trade name. The amounts for these intangible assets have been recorded on a provisional basis and will be adjusted upon the completion of the valuation. The goodwill is deductible for tax purposes over 15 years, starting in 2022. The intangible assets and results of Touchpoint are included in the Information Services operating segment.
The purchase price of the acquisition consisted of a cash payment of $4,900,000 and potential contingent consideration in the form of an earn out up to $2,500,000. The Company valued the contingent earn out component at $389,000. The fair value of the contingent consideration was estimated on the acquisition date as the present value of the expected future contingent payments which were determined using a Monte Carlo simulation. The contingent consideration is based upon four years of earnings before interest, taxes, depreciation and amortization (EBITDA) subsequent to the acquisition date. Any changes in the estimated fair value of the contingent earn out consideration, up to the contracted amount, will be reflected in the results of operations in future periods as they are identified.

Details of the Company’s intangible assets are as follows:

	June 30, 2022		December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,470	$(4,416)	$4,778	$(4,341)
Patents	72	(29)	72	(28)
Software	3,212	(1,295)	2,844	(1,104)
Trade Name	373	(29)	190	(22)
Other	500	(342)	500	(325)
Unamortized intangible assets:
Goodwill	17,309	—	14,262	—
Total intangible assets	$27,936	$(6,111)	$22,646	$(5,820)
The customer lists are amortized over 7 to 10 years; the patents over 18 years; software over 3 to 7 years, the trade name over 10 to 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $155,000 and $214,000 for the three month periods ended June 30, 2022 and 2021, respectively. Amortization of intangible assets amounted to $290,000 and $429,000 for the six-month periods ended June 30, 2022 and 2021, respectively. Estimated annual amortization of intangibles is $680,000 in 2022, $780,000 in 2023, $738,000 in 2024, $730,000 in 2025, and $582,000 in 2026.
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
The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic
Net income	$8,562	$7,026	$16,820	$14,097
Weighted-average common shares outstanding	13,542,677	14,267,290	13,560,237	14,286,362
Basic earnings per share	$0.63	$0.49	$1.24	$0.99

Diluted
Net income	$8,562	$7,026	$16,820	$14,097
Weighted-average common shares outstanding	13,542,677	14,267,290	13,560,237	14,286,362
Effect of dilutive restricted stock and stock appreciation rights	258,864	243,192	247,611	239,906
Weighted-average common shares outstanding assuming dilution	13,801,541	14,510,482	13,807,848	14,526,268
Diluted earnings per share	$0.62	$0.48	$1.22	$0.97

Note 4 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, in October 2021, the Board of Directors authorized the repurchase of up to 750,000 shares of the Company’s common stock with no expiration date. As of June 30, 2022, 340,707 shares remained available for repurchase under the program. The Company repurchased 5,500 and 89,010 shares during the three-month periods ended June 30, 2022 and 2021, and 130,374 and 120,266 shares during the six-month periods ended June 30, 2022 and 2021, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.
Note 5 – Industry Segment Information
The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service and processing requirements.
The Information Services segment provides transportation, energy, telecommunication, and environmental invoice processing and payment services to large corporations as well as church management and on-line generosity services to faith-based ministries. The Banking Services segment provides banking services primarily to privately held businesses, restaurant franchises, and faith-based ministries and supports the banking needs of the Information Services segment.
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
Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:
•Information Services – one or more fixed rates depending upon the specific characteristics of the funding source, and
•Banking Services – a variable rate that is based upon the overall performance of the Company’s earning assets.
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2022:
Fee income	$29,677	$408	$566	$30,651
Interest income*	6,691	7,263	464	14,418
Interest expense	—	339	—	339
Intersegment income (expense)	—	1,292	(1,292)	—
Tax-equivalized pre-tax income*	6,839	3,442	738	11,019
Goodwill	17,173	136	—	17,309
Other intangible assets, net	4,516	—	—	4,516
Total assets	1,067,732	1,386,753	(10,497)	2,443,988
Average funding sources	1,097,416	974,681	—	2,072,097
Three Months Ended June 30, 2021:
Fee income	$26,391	$319	$277	$26,987
Interest income*	5,884	6,563	(853)	11,594
Interest expense	—	297	—	297
Intersegment income (expense)	—	688	(688)	—
Tax-equivalized pre-tax income*	6,182	3,655	(744)	9,093
Goodwill	14,126	136	—	14,262
Other intangible assets, net	2,993	—	—	2,993
Total assets	1,062,536	1,215,799	(6,002)	2,272,333
Average funding sources	905,983	860,956	—	1,766,939
Six Months Ended June 30, 2022:
Fee income	$58,911	$1,036	$1,134	$61,081
Interest income*	13,017	13,745	227	26,989
Interest expense	—	562	—	562
Intersegment income (expense)	—	2,425	(2,425)	—
Tax-equivalized pre-tax income*	14,654	6,292	794	21,740
Goodwill	17,173	136	—	17,309
Other intangible assets, net	4,516	—	—	4,516
Total assets	1,067,732	1,386,753	(10,497)	2,443,988
Average funding sources	1,053,417	970,772	—	2,024,189
Six Months Ended June 30, 2021:
Fee income	$51,689	$636	$837	$53,162
Interest income*	11,393	12,314	(975)	22,732
Interest expense	—	628	—	628
Intersegment income (expense)	—	1,311	(1,311)	—
Tax-equivalized pre-tax income*	11,968	6,643	(461)	18,150
Goodwill	14,126	136	—	14,262
Other intangible assets, net	2,993	—	—	2,993
Total assets	1,062,536	1,215,799	(6,002)	2,272,333
Average funding sources	872,106	855,099	—	1,727,205
* Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2022 and 2021. The tax-equivalent adjustment was approximately $436,000 and $487,000 for the Second Quarter of 2022 and 2021, respectively and $882,000 and $949,000 for the First Half of 2022 and 2021, respectively.

Note 6 – Loans by Type
A summary of loans is as follows:

(In thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$464,684	$450,336
Real estate:
Commercial:
Mortgage	99,081	108,759
Construction	25,117	24,797
Faith-based:
Mortgage	355,073	355,582
Construction	14,508	14,664
Paycheck Protection Program (“PPP”)	996	6,299
Other	28	130
Total loans	$959,487	$960,567
The following table presents the aging of loans past due by category at June 30, 2022 and December 31, 2021:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
June 30, 2022
Commercial and industrial	$464,684	$—	$—	$—	$—	$464,684
Real estate
Commercial:
Mortgage	99,081	—	—	—	—	99,081
Construction	25,117	—	—	—	—	25,117
Faith-based:
Mortgage	355,073	—	—	—	—	355,073
Construction	14,508	—	—	—	—	14,508
PPP	996	—	—	—	—	996
Other	28	—	—	—	—	28
Total	$959,487	$—	$—	$—	$—	$959,487
December 31, 2021
Commercial and industrial	$450,336	$—	$—	$—	$—	$450,336
Real estate
Commercial:
Mortgage	108,759	—	—	—	—	108,759
Construction	24,797	—	—	—	—	24,797
Faith-based:
Mortgage	355,582	—	—	—	—	355,582
Construction	14,664	—	—	—	—	14,664
PPP	6,299	—	—	—	—	6,299
Other	130	—	—	—	—	130
Total	$960,567	$—	$—	$—	$—	$960,567

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of June 30, 2022 and December 31, 2021:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
June 30, 2022
Commercial and industrial	$461,304	$3,380	$—	$464,684
Real estate
Commercial:
Mortgage	98,542	539	—	99,081
Construction	25,117	—	—	25,117
Faith-based:
Mortgage	354,105	968	—	355,073
Construction	14,508	—	—	14,508
PPP	996	—	—	996
Other	28	—	—	28
Total	$954,600	$4,887	$—	$959,487
December 31, 2021
Commercial and industrial	$440,607	$9,729	$—	$450,336
Real estate
Commercial:
Mortgage	108,759	—	—	108,759
Construction	24,797	—	—	24,797
Faith-based:
Mortgage	352,717	2,865	—	355,582
Construction	14,664	—	—	14,664
PPP	6,299	—	—	6,299
Other	130	—	—	130
Total	$947,973	$12,594	$—	$960,567

[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
The Company had no loans evaluated for expected credit losses on an individual basis as of June 30, 2022 or December 31, 2021. There were no foreclosed loans recorded as other real estate owned as of June 30, 2022 or December 31, 2021. There were no loans considered troubled debt restructurings as of June 30, 2022 or December 31, 2021.

A summary of the activity in allowance for credit losses (“ACL”) by category for the periods ended June 30, 2022 and December 31, 2021 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at December 31, 2020	$4,635	$1,175	$5,717	$417	$11,944
Provision for (release of) credit losses	387	(144)	(48)	(125)	70
Recoveries	12	—	15	—	27
Balance at December 31, 2021	$5,034	$1,031	$5,684	$292	$12,041
Provision for credit losses	385	42	88	5	520
Recoveries	12	—	—	—	12
Balance at June 30, 2022	$5,431	$1,073	$5,772	$297	$12,573
The provision for credit losses during the period ended June 30, 2022 was primarily driven by external economic factors, including the reduction in the forecast of Gross Domestic Product.
Note 7 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. A release of provision for credit losses of $220,000 was recorded during the six months ended June 30, 2022 primarily due to a decrease in unfunded commitments. An allowance for unfunded commitments of $147,000 and $367,000 had been recorded at June 30, 2022 and December 31, 2021, respectively.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2022, the balances of unused loan commitments, standby and commercial letters of credit were $188,187,000, $12,000,000, and $1,189,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.
Note 8 – Stock-Based Compensation
The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the six months ended June 30, 2022, 58,888 restricted shares, 57,542 performance-based restricted shares, and no SARs were granted under the Omnibus Plan. Stock-based compensation expense for the three months ended June 30, 2022 and 2021 was $2,082,000 and $826,000, respectively, and $3,172,000 and $1,519,000 for the six months ended June 30, 2022 and 2021, respectively.
Restricted Stock
Restricted shares granted to Company employees are amortized to expense over a three-year cliff vesting period. Restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned.

As of June 30, 2022, the total unrecognized compensation expense related to non-vested restricted shares was $2,658,000, and the related weighted-average period over which it is expected to be recognized is approximately 0.86 years.
Following is a summary of the activity of the Company's restricted stock for the six months ended June 30, 2022, with total shares and weighted-average fair value:

	Six Months Ended June 30, 2022
	Shares	Fair Value
Balance at December 31, 2021	165,553	$44.81
Granted	58,888	39.43
Vested	(23,316)	48.85
Balance at June 30, 2022	201,125	$42.77
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
Following is a summary of the activity of the PBRS for the six months ended June 30, 2022, based on 100% of target value:

	Six Months Ended June 30, 2022
	Shares	Fair Value
Balance at December 31, 2021	116,543	$46.79
Granted	57,542	39.58
Vested	(34,066)	49.05
Balance at June 30, 2022	140,019	$43.19
The PBRS that vested during the six months ended June 30, 2022 were based on the Company's achievement of 52.9% of target financial goals, resulting in the issuance of 18,021 shares of common stock. The outstanding PBRS at June 30, 2022 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
SARs
There were no SARs granted and no expense recognized during the six months ended June 30, 2022. Following is a summary of the activity of the Company’s SARs program for the six months ended June 30, 2022:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2021	117,089	$34.91	1.21	$741
Exercised	(23,976)	27.78	—	—
Exercisable at June 30, 2022	93,113	$36.75	0.91	$118
There were no non-vested SARs at June 30, 2022.

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
The Company recorded a net periodic benefit of $613,000 and $1,231,000 for the three and six-month periods ended June 30, 2022, respectively, and $691,000 and $418,000 for the three and six-month period ended June 30, 2021, respectively. Pension costs decreased during the six-month period ended June 30, 2022 due to the Plan being frozen as of February 28, 2021. The Company made no contributions to the Plan during the six-month period ended June 30, 2022 and is evaluating the amount of contributions, if any, for the remainder of 2022.
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
Supplemental executive retirement plan costs recorded to expense were $106,000 and $213,000 for the three and six-month periods ended June 30, 2022, respectively, and $161,000 and $321,000 for the three and six-month periods ended June 30, 2021, respectively.
Note 10 – Income Taxes
The effective tax rate was 19.1% and 19.4% for the three and six-month periods ended June 30, 2022, respectively, and 18.4% and 18.0% for the three and six-month periods ended June 30, 2021, respectively. The effective tax rate for all periods differs from the statutory rate of 21% primarily due to the tax-exempt interest received from municipal bonds and bank-owned life insurance, among other factors. The increase in the effective tax rate for the six-month period ended June 30, 2022 as compared to the same period of 2021 is primarily a result of taxable income being higher in the current period, which reduces the relative impact of the tax-exempt income.
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

	June 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$338,618	$1,125	$18,358	$321,385
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	205,229	4	21,725	183,508
Corporate bonds	96,460	—	9,686	86,774
U.S. treasury bonds	99,516	—	954	98,562
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	52,104	—	2,259	49,845
Total	$791,927	$1,129	$52,982	$740,074

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$359,187	$12,931	$990	$371,128
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	170,711	135	2,200	168,646
Corporate bonds	84,538	72	272	84,338
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	49,835	—	494	49,341
Total	$664,271	$13,138	$3,956	$673,453
The fair values of securities with unrealized losses are as follows:

	June 30, 2022
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$177,339	$18,358	$—	$—	$177,339	$18,358
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	163,657	19,123	15,095	2,602	178,752	21,725
Corporate bonds	81,774	9,686	—	—	81,774	9,686
U.S. treasury bonds	98,562	954	—	—	98,562	954
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	49,845	2,259	—	—	49,845	2,259
Total	$571,177	$50,380	$15,095	$2,602	$586,272	$52,982

	December 31, 2021
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$60,083	$990	$—	$—	$60,083	$990
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	163,652	2,200	—	—	163,652	2,200
Corporate bonds	55,120	272	—	—	55,120	272
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	49,341	494	—	—	49,341	494
Total	$328,196	$3,956	$—	$—	$328,196	$3,956
There were 226 securities, or 63% (4 greater than 12 months), in an unrealized loss position as of June 30, 2022. The unrealized losses at June 30, 2022 were primarily attributable to changes in market interest rates after the securities were purchased. There were 101 securities, or 28% (0 greater than 12 months), in an unrealized loss position as of December 31, 2021. At June 30, 2022 and December 31, 2021, the Company had not recorded an allowance for credit losses on securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2022
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$17,426	$17,524
Due after 1 year through 5 years	242,236	240,649
Due after 5 years through 10 years	233,362	218,004
Due after 10 years	298,903	263,897
Total	$791,927	$740,074
Proceeds from sales of investment securities classified as available-for-sale were $1,521,000 for both the three and six months ended June 30, 2022 and $10,125,000 and $13,116,000 for the three and six months ended June 30, 2021, respectively. Gross realized gains were $2,000 for both the three and six months ended June 30, 2022. Gross realized losses were $3,000 for the three months ended June 30, 2021 while for the six months ended June 30, 2021, there were gross realized gains of $45,000. There were no securities pledged to secure public deposits and for other purposes at June 30, 2022.

Note 12 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2022		December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$261,234	$261,234	$514,928	$514,928
Investment securities	740,074	740,074	673,453	673,453
Loans, net	946,914	928,347	948,526	948,701
Accrued interest receivable	7,251	7,251	6,799	6,799
Total	$1,955,473	$1,936,906	$2,143,706	$2,143,881
Balance sheet liabilities:
Deposits	$1,189,575	$1,189,575	$1,221,503	$1,221,503
Accounts and drafts payable	998,870	998,870	1,050,396	1,050,396
Accrued interest payable	29	29	16	16
Total	$2,188,474	$2,188,474	$2,271,915	$2,271,915
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$19,326	$19,048	$38,362	$37,423
Financial fees	10,623	7,500	21,155	14,497
Information services payment and processing revenue	29,949	26,548	59,517	51,920
Bank service fees	424	330	853	668
Fee revenue (in-scope of FASB ASC 606)	30,373	26,878	60,370	52,588
Other income (out-of-scope of FASB ASC 606)	278	109	711	574
Total fee revenue and other income	$30,651	$26,987	$61,081	$53,162
Note 14 – Leases
The Company leases certain premises under operating leases. As of June 30, 2022, the Company had lease liabilities of $9,665,000 and right-of-use assets of $9,308,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three and six months ended June 30, 2022, operating lease cost was $399,000 and $798,000, respectively, short-term lease cost was $53,000 and $105,000, respectively, and there was no variable lease cost. At June 30, 2022, the weighted-average remaining lease term for the operating leases was 7.7 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 4.42%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2021 Annual Report on Form 10-K for information regarding these commitments.
A maturity analysis of operating lease liabilities and undiscounted cash flows as of June 30, 2022 is as follows:

(In thousands)	June 30, 2022
Lease payments due
Less than 1 year	$1,581
1-2 years	1,218
2-3 years	1,210
3-4 years	1,232
4-5 years	1,212
Over 5 years	4,767
Total undiscounted cash flows	11,220
Discount on cash flows	1,555
Total lease liability	$9,665
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six months ended June 30, 2022.

Note 15 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2022. There were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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
Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2022 (“Second Quarter of 2022”) compared to the three-month period ended June 30, 2021 (“Second Quarter of 2021”) and the six-month period ended June 30, 2022 (“First Half of 2022”) compared to the six-month period ended June 30, 2021 (“First Half of 2021”).The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2021 Annual Report on Form 10-K. Results of operations for the Second Quarter of 2022 are not necessarily indicative of the results to be attained for any other period.
Net Income
The following table summarizes the Company’s operating results:

(In thousands except per share data)	Second Quarter of			First Half of
	2022	2021	% Change	2022	2021	% Change
Net income	$8,562	$7,026	21.9%	$16,820	$14,097	19.3%
Diluted earnings per share	$.62	$.48	29.2%	1.22	.97	25.8%
Return on average assets	1.31%	1.24%	—	1.32%	1.27%	—%
Return on average equity	16.53%	10.83%	—	15.30%	10.96%	—%
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

(In thousands)	Second Quarter of			First Half of
	2022	2021	% Change	2022	2021	% Change
Transportation invoice volume	9,289	9,461	(1.8)%	18,247	18,248	—%
Transportation invoice dollar volume	$11,413,414	$8,940,889	27.7%	$22,268,594	$16,845,528	32.2%
Facility-related transaction volume*	6,557	6,827	(4.0)%	13,198	13,823	(4.5)%
Facility-related dollar volume*	$4,570,178	$3,657,965	24.9%	$9,214,120	$7,375,393	24.9%
Average payments in advance of funding	$293,150	$197,855	48.2%	$286,352	$187,632	52.6%
Processing fees	$19,326	$19,048	1.5%	$38,362	$37,423	2.5%
Financial fees	$10,623	$7,500	41.6%	$21,155	$14,497	45.9%
*Includes energy, telecom and environmental
Second Quarter of 2022 compared to Second Quarter of 2021:
Financial fee revenue increased 41.6%, primarily attributable to the 27.7% and 24.9% increases in transportation and facility-related dollar volumes, respectively. The increase in dollar volumes contributed to a 48.2% increase in average payments in advance of funding, which is a significant driver of financial fee revenue. The significant increase in transportation invoice dollar volume was driven by inflationary pressures, supply chain disruptions and fuel surcharges, among other factors. Facility-related invoices decreased 4% while dollar volume increased 24.9%. The increase in facility-related dollar volume is primarily due to rising energy prices.
First Half of 2022 compared to First Half of 2021:
Financial fee revenue increased 45.9%, primarily attributable to the 32.2% and 24.9% increases in transportation and facility-related dollar volumes, respectively. The increase in dollar volumes contributed to a 52.6% increase in average payments in advance of funding.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	Second Quarter of			First Half of
	2022	2021	% Change	2022	2021	% Change
Average earnings assets	$2,222,653	$1,968,646	12.9%	$2,173,060	$1,930,234	12.6%
Average interest-bearing liabilities	605,861	596,744	1.5%	599,494	574,947	4.3%
Net interest income*	14,077	11,298	24.6%	26,426	22,105	19.5%
Net interest margin*	2.54%	2.30%		2.45%	2.31%
Yield on earning assets*	2.60%	2.36%		2.50%	2.37%
Rate on interest-bearing liabilities	.22%	.20%		.19%	.22%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2022 and 2021.

Second Quarter of 2022 compared to Second Quarter of 2021:
Average earning assets increased $254,007,000, or 12.9%. The overall increase in average interest-earning asset balances was primarily due to increases in average investments and loans, partially offset by a decrease in average short-term investments.
Average investment securities increased $325,412,000, or 68.9%, as cash provided by increases in funding sources was utilized to purchase investment securities. The average yield on taxable investment securities increased 60 basis points to 1.78% as a result of the increase in short and long-term interest rates. The average yield on tax-exempt investment securities declined one basis point to 2.93%. These securities are longer term fixed rate and do not reprice as quickly in a rising interest rate environment.
Average loans increased $72,252,000 as organic growth in franchise, faith-based and other commercial and industrial loans more than offset a $102,175,000 reduction in average PPP loans. The average yield on loans declined 12 basis points to 3.75% primarily due to a $688,000 decrease in PPP loan fees, partially offset by the increase in short-term interest rates beginning in March 2022.
The average balance of short-term investments decreased $143,657,000, or 24.2%, as available funds were deployed into investment securities and loans. The average yield on short-term investments increased 77 basis points to 0.85% primarily due to the increase in short-term interest rates beginning in March 2022.
Average accounts and drafts payable increased $187,517,000, or 19.8%, for the Second Quarter of 2022 compared to the Second Quarter of 2021. The increase in average accounts and drafts payable was primarily driven by inflationary pressures, supply chain disruptions and fuel surcharges, which continue to drive prices higher.
Average demand deposits increased $203,832,000, or 48.5%. The increase was driven by significant liquidity in the economy resulting in higher deposit balances.
Tax-equivalent net interest income increased $2,779,000, or 24.6%, compared to the same period in the prior year driven by the 12.9% increase in average interest-earning assets and 24 basis point increase in the net interest margin from 2.30% to 2.54%. The increase in the net interest margin was driven by the increase in short-term interest rates which positively impacts the Company's net interest margin over time as average interest-earning assets of $2,222,653,000 greatly exceed average interest-bearing liabilities of $605,861,000.
First Half of 2022 compared to First Half of 2021:
Average earning assets increased $242,826,000, or 12.6%. The overall increase in average interest-earning asset balances was primarily due to increases in average investments and loans, partially offset by a decrease in average short-term investments.
Average investment securities increased $322,350,000, or 76.4%. The average yield on taxable investment securities increased 55 basis points to 1.66% as a result of the increase in short and long-term interest rates. The average yield on tax-exempt investment securities declined nine basis points to 2.92%.
Average loans increased $75,423,000, or 8.5%, for the First Half of 2022 compared to the First Half of 2021. The average yield on loans declined 18 basis points to 3.73% primarily due to a $1,343,000 decrease in PPP loan fees, partially offset by the increase in short-term interest rates beginning in March 2022.
Average short-term investments decreased $154,947,000, or 25.1%. The average yield on short-term investments increased 42 basis points to 0.51% primarily due to the increase in short-term interest rates beginning in March 2022.
Average accounts and drafts payable increased $188,615,000, or 20.4%, and average interest-bearing liabilities increased $24,547,000, or 4.3%.
Tax-equivalent net interest income increased $4,321,000, or 19.5%, compared to the same period in the prior year driven by the 12.6% increase in average interest-earning assets and 14 basis point increase in the net interest margin from 2.31% to 2.45%.
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

(In thousands)	Second Quarter of 2022			Second Quarter of 2021
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$973,871	$9,107	3.75%	$901,619	$8,696	3.87%
Investment securities[3]:
Taxable	513,474	2,275	1.78%	156,057	458	1.18%
Tax-exempt[4]	284,366	2,075	2.93%	316,371	2,319	2.94%
Short-term investments	450,942	959	0.85%	594,599	122	0.08%
Total interest-earning assets	2,222,653	14,416	2.60%	1,968,646	11,595	2.36%
Non-interest-earning assets
Cash and due from banks	19,088			20,565
Premises and equipment, net	19,345			17,848
Bank-owned life insurance	47,267			17,693
Goodwill and other intangibles	18,089			17,382
Other assets	302,195			247,983
Allowance for credit losses	(12,417)			(11,715)
Total assets	$2,616,220			$2,278,402
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$550,938	$266	0.19%	$525,286	$136	0.10%
Savings deposits	12,894	3	0.09%	17,772	2	0.05%
Time deposits >= $100	16,926	36	0.85%	22,841	68	1.19%
Other time deposits	25,082	34	0.54%	30,835	91	1.18%
Total interest-bearing deposits	605,840	339	0.22%	596,734	297	0.20%
Short-term borrowings	21	—	—%	10	—	—%
Total interest-bearing liabilities	605,861	339	0.22%	596,744	297	0.20%
Non-interest bearing liabilities
Demand deposits	623,904			420,072
Accounts and drafts payable	1,135,504			947,987
Other liabilities	43,123			53,482
Total liabilities	2,408,392			2,018,285
Shareholders’ equity	207,828			260,117
Total liabilities and shareholders’ equity	$2,616,220			$2,278,402
Net interest income		$14,077			$11,298
Net interest margin			2.54%			2.30%
Interest spread			2.38%			2.16%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $176,000 and $868,000 for the Second Quarter of 2022 and 2021, respectively. The decrease in net loan fees is due to higher PPP fees in 2021.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2022 and 2021. The tax-equivalent adjustment was approximately $436,000 and $487,000 for the Second Quarter of 2022 and 2021, respectively.

(In thousands)	First Half of 2022			First Half of 2021
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$966,900	$17,884	3.73%	$891,477	$17,283	3.91%
Investment securities[3]:
Taxable	454,681	3,732	1.66%	119,604	656	1.11%
Tax-exempt[4]	289,729	4,198	2.92%	302,456	4,520	3.01%
Short-term investments	461,750	1,174	0.51%	616,697	274	0.09%
Total interest-earning assets	2,173,060	26,988	2.50%	1,930,234	22,733	2.37%
Non-interest-earning assets:
Cash and due from banks	20,924			20,455
Premises and equipment, net	19,027			17,958
Bank-owned life insurance	45,228			17,806
Goodwill and other intangibles	17,434			17,490
Other assets	309,044			239,636
Allowance for credit losses	(12,232)			(11,835)
Total assets	$2,572,485			$2,231,744
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$540,771	$402	0.15%	$500,388	$287	0.12%
Savings deposits	15,178	5	0.07%	19,775	5	0.05%
Time deposits >= $100	17,424	78	0.90%	23,668	185	1.58%
Other time deposits	26,111	77	0.59%	31,106	151	0.98%
Total interest-bearing deposits	599,484	562	0.19%	574,937	628	0.22%
Short-term borrowings	10	—	—%	10	—	—%
Total interest-bearing liabilities	599,494	562	0.19%	574,947	628	0.22%
Non-interest bearing liabilities:
Demand deposits	599,122			419,013
Accounts and drafts payable	1,111,935			923,320
Other liabilities	40,237			55,054
Total liabilities	2,350,788			1,972,334
Shareholders’ equity	221,697			259,410
Total liabilities and shareholders’ equity	$2,572,485			$2,231,744
Net interest income		$26,426			$22,105
Net interest margin			2.45%			2.31%
Interest spread			2.31%			2.15%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $401,000 and $1,769,000 for the First Half of 2022 and 2021, respectively. The decrease in net loan fees is due to higher PPP fees in 2021.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both the First Half of 2022 and 2021. The tax-equivalent adjustment was approximately $882,000 and $949,000 for the First Half of 2022 and 2021, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	Second Quarter of 2022 Compared to Second Quarter of 2021
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$681	$(270)	$411
Investment securities:
Taxable	1,486	331	1,817
Tax-exempt[2]	(234)	(10)	(244)
Short-term investments	(36)	873	837
Total interest income	1,897	924	2,821
Interest expense on:
Interest-bearing demand deposits	7	123	130
Savings deposits	(1)	2	1
Time deposits >=$100	(15)	(17)	(32)
Other time deposits	(15)	(42)	(57)
Total interest expense	(24)	66	42
Net interest income	$1,921	$858	$2,779
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the Second Quarter of 2022 and 2021.

(In thousands)	First Half of 2022 Compared to First Half of 2021
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$1,419	$(818)	$601
Investment securities:
Taxable	2,612	465	$3,077
Tax-exempt[2]	(187)	(136)	$(323)
Short-term investments	(85)	985	$900
Total interest income	3,759	496	4,255
Interest expense on:
Interest-bearing demand deposits	25	90	$115
Savings deposits	(1)	1	$—
Time deposits >=$100	(41)	(66)	$(107)
Other time deposits	(21)	(53)	$(74)
Total interest expense	(38)	(28)	(66)
Net interest income	$3,797	$524	$4,321
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the First Half of 2022 and 2021.

Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a provision for credit losses and off-balance sheet credit exposures of $70,000, and release of credit losses of $610,000 in the Second Quarter of 2022 and 2021, respectively. The Company recorded a provision for credit losses and off-balance sheet credit exposures of $300,000, and release of credit losses of $1,210,000 in the First Half of 2022 and 2021, respectively. The amount of the provision for (release of) credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the provision for (release of) credit losses will fluctuate as determined by these quarterly analyses. The provision for credit losses in the Second Quarter of 2022 and the First Half of 2022 was primarily driven by external economic factors, including the reduction in the forecast of Gross Domestic Product..
The Company experienced net loan recoveries of $12,000 in the Second Quarter of 2022 and none in the Second Quarter of 2021. Net loan recoveries were $12,000 and $17,000 in the First Half of 2022 and 2021, respectively.
The ACL was $12,573,000 at June 30, 2022 compared to $12,041,000 at December 31, 2021. The ACL represented 1.31% of outstanding loans at June 30, 2022 and 1.25% of outstanding loans at December 31, 2021. The allowance for unfunded commitments was $147,000 at June 30, 2022 and $367,000 at December 31, 2021. There were no nonperforming loans outstanding at June 30, 2022 or December 31, 2021.
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
Summary of Credit Loss Experience
The following table presents information on the Company's provision for (release of) credit losses and analysis of the ACL:

	Second Quarter of		First Half of
(In thousands)	2022	2021	2022	2021
Allowance for credit losses at beginning of period	$12,406	$11,721	$12,041	$11,944
Provision for (release of) credit losses	155	(550)	520	(790)
Loans charged off	—	—	—	—
Recoveries on loans previously charged off	12	—	12	17
Net recoveries	12	—	12	17
Allowance for credit losses at end of period	$12,573	$11,171	$12,573	$11,171
Allowance for unfunded commitments at beginning of Period	$232	$207	$367	$567
Release of credit losses	(85)	(60)	(220)	(420)
Allowance for unfunded commitments at end of period	$147	$147	147	147
Loans outstanding:
Average	$973,871	$901,619	$966,900	$891,477
June 30	959,487	871,020	959,487	871,020
Ratio of ACL to loans outstanding:
Average	1.29%	1.24%	1.30%	1.25%
June 30	1.31%	1.28%	1.31%	1.28%

Operating Expenses
Total operating expenses for the Second Quarter of 2022 increased $3,836,000, or 12.9%, compared to the Second Quarter of 2021. Total operating expenses for the First Half of 2022 increased $7,139,000, or 12.2%, compared to the First Half of 2021. The following table details the components of operating expenses:

(In thousands)	Second Quarter of		First Half of
	2022	2021	2022	2021
Personnel	$26,033	$22,880	$50,751	$45,406
Occupancy	916	959	1,831	1,906
Equipment	1,660	1,653	3,371	3,328
Amortization of intangible assets	155	214	290	429
Other operating	4,875	4,097	9,224	7,259
Total operating expense	$33,639	$29,803	$65,467	$58,328
Personnel costs increased 13.8% and 11.8% for the three and six months ended June 30, 2022, respectively. The increase for the Second Quarter of 2022 of $3,153,000 was due to an increase in base salaries and an increase in stock compensation and profit sharing of $1,007,000 and $346,000, respectively, due to improved Company earnings. In addition, the Company continues to make a strategic investment in various technology initiatives, including rating engine capabilities and investment in optical character recognition, artificial intelligence, machine learning and other processes to read images and produce data. The increase for the First Half of 2022 of $5,345,000 was driven by the same factors as the increase in the Second Quarter of 2022, including an increase in stock compensation and profit sharing of $1,652,000 and $611,000, respectively.
Other operating expenses increased during the Second Quarter of 2022 and First Half of 2022 primarily due to higher levels of data processing, legal, employee procurement, business development and travel expenses.
Financial Condition
Total assets at June 30, 2022 were $2,443,988,000, a decrease of $110,913,000, or 4.3%, from December 31, 2021. The Company experienced a decrease in cash and cash equivalents of $253,694,000, or 49.3%. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily affected by changes in funding sources, mainly accounts and drafts payable and deposits, cash flows in and out of loans, investments securities and payments in advance of funding. The investment securities portfolio increased $66,621,000, or 9.9%, during the First Half of 2022 due to the deployment of funds in various investment securities. Payments in advance of funding increased $21,745,000, or 7.5%, due to an increase in transportation dollars processed.
Total liabilities at June 30, 2022 were $2,238,374,000, a decrease of $70,729,000, or 3.1%, from December 31, 2021. Total deposits at June 30, 2022 were $1,189,575,000, a decrease of $31,928,000, or 2.6%, from December 31, 2021. Accounts and drafts payable at June 30, 2022 were $998,870,000, a decrease of $51,526,000, or 4.9%, from December 31, 2021. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rate and Interest Differential” section of this report).
Total shareholders’ equity at June 30, 2022 was $205,614,000, a $40,184,000, or 16.3%, decrease from December 31, 2021. Total shareholders’ equity decreased due to a change in accumulated other comprehensive loss of $46,265,000 as a result of rising interest rates and the negative impact on the fair value of existing investment securities, share repurchases of $5,299,000, and dividends paid of $7,654,000. These decreases were partially offset by net income of $16,820,000.
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
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $261,234,000 at June 30, 2022, a decrease of $253,694,000, or 49.3%, from December 31, 2021. At June 30, 2022, these assets represented 10.7% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $740,074,000 at June 30, 2022, an increase of $66,621,000 from December 31, 2021. These assets represented 30.3% of total assets at June 30, 2022. Of the total portfolio, 2.4% mature in one year, 32.5% mature in one to five years, and 65.1% mature in five or more years.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83,000,000 in aggregate. As of June 30, 2022, the Bank also has secured lines of credit with the Federal Home Loan Bank of $236,073,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit from two banks up to a maximum of $150,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of June 30, 2022 or December 31, 2021.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $25,705,000 of CDARS deposits and interest-bearing demand deposits include $125,819,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.
Net cash flows provided by operating activities were $31,062,000 for the First Half of 2022, compared to $21,759,000 for the First Half of 2021, an increase of $9,303,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2022, which are estimated to range from $4 million to $6 million.
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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$242,123	14.21%	$240,265	14.86%
Cass Commercial Bank	180,360	17.29%	174,614	17.21%
Common equity tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$229,549	13.47%	$228,224	14.11%
Cass Commercial Bank	168,243	16.13%	163,030	16.07%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$229,549	13.47%	$228,224	14.11%
Cass Commercial Bank	168,243	16.13%	163,030	16.07%
Tier I capital (to leverage assets)
Cass Information Systems, Inc.	$229,549	8.85%	$228,224	9.21%
Cass Commercial Bank	168,243	10.47%	163,030	11.05%
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

	% change in projected net interest income
	June 30, 2022	December 31, 2021
+200 basis points	11.6%	20.6%
+100 basis points	5.4%	10.2%
Flat rates	—%	—%
-100 basis points	(5.2)%	(2.5)%
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

There were no changes in the Second Quarter of 2022 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2022, the Company repurchased a total of 5,500 shares of its common stock pursuant to its treasury stock buyback program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022–April 30, 2022	5,500	$38.75	5,500	340,707
May 1, 2022–May 31, 2022	—	—	—	340,707
June 1, 2022–June 30, 2022	—	—	—	340,707
Total	5,500	$38.75	5,500	340,707
(1)All repurchases made during the quarter ended June 30, 2022 were made pursuant to the treasury stock buyback program, authorized by the Board of Directors on October 19, 2021 and announced by the Company on October 21, 2021. The program provides that the Company may repurchase up to an aggregate of 750,000 shares of common stock and has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Second Quarter of 2022.

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

CASS INFORMATION SYSTEMS, INC.

DATE: August 5, 2022	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman and Chief Executive Officer
(Principal Executive Officer)

DATE: August 5, 2022	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)