Form 10-Q
period 2022-09-30
CASS INFORMATION SYSTEMS INC
filed 2022-11-07
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of October 22, 2022: Common stock, par value $.50 per share – 13,661,353 shares outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash and due from banks	$14,799	$12,301
Short-term investments	332,195	502,627
Cash and cash equivalents	346,994	514,928
Securities available-for-sale, at fair value	763,789	673,453

Loans	1,037,101	960,567
Less: Allowance for credit losses	13,049	12,041
Loans, net	1,024,052	948,526
Payments in advance of funding	269,221	291,427
Premises and equipment, net	19,375	18,113
Investment in bank-owned life insurance	47,714	43,176
Goodwill	17,309	14,262
Other intangible assets, net	4,321	2,564
Other assets	118,040	48,452
Total assets	$2,610,815	$2,554,901

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$581,731	$582,642
Interest-bearing	647,990	638,861
Total deposits	1,229,721	1,221,503
Accounts and drafts payable	1,146,334	1,050,396
Other liabilities	43,025	37,204
Total liabilities	2,419,080	2,309,103

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at September 30, 2022 and December 31, 2021; 13,660,388 and 13,734,295 shares outstanding at September 30, 2022 and December 31, 2021, respectively.	7,753	7,753
Additional paid-in capital	205,624	204,276
Retained earnings	126,361	112,220
Common shares in treasury, at cost (1,845,384 shares at September 30, 2022 and 1,771,477 shares at December 31, 2021)	(81,624)	(78,904)
Accumulated other comprehensive (loss) income	(66,379)	453
Total shareholders’ equity	191,735	245,798
Total liabilities and shareholders’ equity	$2,610,815	$2,554,901
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fee Revenue and Other Income:
Processing fees	$18,964	$18,461	$57,184	$55,882
Financial fees	11,252	8,624	32,406	23,122
Other	1,568	492	3,275	1,735
Total fee revenue and other income	31,784	27,577	92,865	80,739

Interest Income:
Interest and fees on loans	10,006	8,987	27,890	26,270
Interest and dividends on securities:
Taxable	2,947	731	6,679	1,387
Exempt from federal income taxes	1,551	1,760	4,867	5,331
Interest on federal funds sold and other short-term investments	2,249	241	3,423	515
Total interest income	16,753	11,719	42,859	33,503

Interest Expense:
Interest on deposits	782	287	1,344	915
Total interest expense	782	287	1,344	915
Net interest income	15,971	11,432	41,515	32,588
Provision for (release of) credit losses	550	340	850	(870)
Net interest income after provision for (release of) credit losses	15,421	11,092	40,665	33,458
Total net revenue	47,205	38,669	133,530	114,197

Operating Expense:
Personnel	26,999	23,283	77,750	68,689
Occupancy	970	953	2,801	2,859
Equipment	1,633	1,700	5,004	5,028
Amortization of intangible assets	195	215	485	644
Other operating expense	6,524	4,539	15,748	11,798
Total operating expense	36,321	30,690	101,788	89,018
Income before income tax expense	10,884	7,979	31,742	25,179
Income tax expense	2,085	1,174	6,123	4,277
Net income	$8,799	$6,805	$25,619	$20,902

Basic earnings per share	$.65	$.48	$1.89	$1.47
Diluted earnings per share	.64	.48	1.86	1.45
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Comprehensive Income:
Net income	$8,799	$6,805	$25,619	$20,902
Other comprehensive (loss) income:
Net unrealized loss on securities available-for-sale	(26,127)	(4,438)	(87,159)	(7,086)
Tax effect	6,218	1,057	20,744	1,687
Reclassification adjustments for losses (gains) included in net income	(13)	1	(15)	(44)
Tax effect	3	—	3	10
Foreign currency translation adjustments	(195)	(168)	(405)	(145)
Total comprehensive (loss) income	$(11,315)	$3,257	$(41,213)	$15,324
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$25,619	$20,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,311	9,340
Gains on sales of securities	(15)	(44)
Stock-based compensation expense	4,479	2,585
Provision for (release of) credit losses	850	(870)
Decrease in deferred income tax asset	—	22
Increase in current income tax liability	641	79
Decrease in pension liability	(1,877)	(1,252)
Increase in accounts receivable	(2,540)	(628)
Other operating activities, net	5,331	546
Net cash provided by operating activities	40,799	30,680

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	3,838	43,190
Proceeds from maturities of securities available-for-sale	45,740	83,265
Purchase of securities available-for-sale	(231,891)	(322,336)
Net (increase) decrease in loans	(76,521)	19,229
Purchase of bank-owned life insurance	(4,538)	(24,868)
Asset acquisition of Touchpoint	(4,425)	—
Decrease (increase) in payments in advance of funding	22,206	(71,816)
Purchases of premises and equipment, net	(4,270)	(2,697)
Net cash used in investing activities	(249,861)	(276,033)

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(911)	(26,184)
Net increase in interest-bearing demand and savings deposits	20,672	67,930
Net decrease in time deposits	(11,543)	(5,285)
Net change in accounts and drafts payable and other customer receivables	50,239	70,099
Cash dividends paid	(11,478)	(11,576)
Purchase of common shares for treasury	(5,299)	(18,975)
Other financing activities, net	(552)	(875)
Net cash provided by financing activities	41,128	75,134
Net decrease in cash and cash equivalents	(167,934)	(170,219)
Cash and cash equivalents at beginning of period	514,928	670,528
Cash and cash equivalents at end of period	$346,994	$500,309

Supplemental information:
Cash paid for interest	$1,314	$885
Cash paid for income taxes	5,531	4,176
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2021	$7,753	$203,098	$105,398	$(53,437)	$(2,045)	$260,767
Net income			6,805			6,805
Cash dividends ($0.27 per share)			(3,815)			(3,815)
Issuance of 4,412 common shares pursuant to stock-based compensation plan, net		(51)		134		83
Stock-based compensation expense		1,066				1,066
Purchase of 314,672 common shares				(13,715)		(13,715)
Other comprehensive loss					(3,548)	(3,548)
Balance, September 30, 2021	$7,753	$204,113	$108,388	$(67,018)	$(5,593)	$247,643

Balance, June 30, 2022	$7,753	$204,482	$121,386	$(81,742)	$(46,265)	$205,614
Net income			8,799			8,799
Cash dividends ($0.28 per share)			(3,824)			(3,824)
Issuance of 3,487 common shares pursuant to stock-based compensation plan, net		(165)		118		(47)
Stock-based compensation expense		1,307				1,307
Other comprehensive loss					(20,114)	(20,114)
Balance, September 30, 2022	$7,753	$205,624	$126,361	$(81,624)	$(66,379)	$191,735

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	$7,753	$204,875	$99,062	$(50,515)	$(15)	$261,160
Net income			20,902			20,902
Cash dividends ($.81 per share)			(11,576)			(11,576)
Issuance of 83,506 common shares pursuant to stock-based compensation plan, net		(2,932)		2,180		(752)
Exercise of SARs		(415)		292		(123)
Stock-based compensation expense		2,585				2,585
Purchase of 434,938 common shares				(18,975)		(18,975)
Other comprehensive loss					(5,578)	(5,578)
Balance, September 30, 2021	$7,753	$204,113	$108,388	$(67,018)	$(5,593)	$247,643

Balance, December 31, 2021	$7,753	$204,276	$112,220	$(78,904)	$453	$245,798
Net income			25,619			25,619
Cash dividends ($.84 per share)			(11,478)			(11,478)
Issuance of 80,396 common shares pursuant to stock-based compensation plan, net		(2,803)		2,336		(467)
Exercise of SARs		(328)		243		(85)
Stock-based compensation expense		4,479				4,479
Purchase of 130,374 common shares				(5,299)		(5,299)
Other comprehensive loss					(66,832)	(66,832)
Balance, September 30, 2022	$7,753	$205,624	$126,361	$(81,624)	$(66,379)	$191,735
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
Details of the Company’s intangible assets are as follows:

	September 30, 2022		December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,470	$(4,489)	$4,778	$(4,341)
Patents	72	(31)	72	(28)
Software	3,212	(1,401)	2,844	(1,104)
Trade name	373	(35)	190	(22)
Other	500	(350)	500	(325)
Unamortized intangible assets:
Goodwill	17,309	—	14,262	—
Total intangible assets	$27,936	$(6,306)	$22,646	$(5,820)
The customer lists are amortized over 7 to 10 years; the patents over 18 years; software over 3 to 7 years, the trade name over 10 to 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $195,000 and $215,000 for the three month periods ended September 30, 2022 and 2021, respectively. Amortization of intangible assets amounted to $485,000 and $644,000 for the nine-month periods ended September 30, 2022 and 2021, respectively.

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
The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic
Net income	$8,799	$6,805	$25,619	$20,902
Weighted-average common shares outstanding	13,542,231	14,040,089	13,554,169	14,203,369
Basic earnings per share	$0.65	$0.48	$1.89	$1.47

Diluted
Net income	$8,799	$6,805	$25,619	$20,902
Weighted-average common shares outstanding	13,542,231	14,040,089	13,554,169	14,203,369
Effect of dilutive restricted stock and stock appreciation rights	262,106	237,080	252,496	239,016
Weighted-average common shares outstanding assuming dilution	13,804,337	14,277,169	13,806,665	14,442,385
Diluted earnings per share	$0.64	$0.48	$1.86	$1.45
Note 4 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, in October 2021, the Board of Directors authorized the repurchase of up to 750,000 shares of the Company’s common stock with no expiration date. As of September 30, 2022, 340,707 shares remained available for repurchase under the program. The Company repurchased 0 and 314,672 shares during the three-month periods ended September 30, 2022 and 2021, and 130,374 and 434,938 shares during the nine-month periods ended September 30, 2022 and 2021, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.
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
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2022:
Fee income	$30,418	$811	$555	$31,784
Interest income*	7,158	8,733	1,273	17,164
Interest expense	—	782	—	782
Intersegment income (expense)	—	1,124	(1,124)	—
Tax-equivalized pre-tax income*	5,605	4,126	1,565	11,296
Goodwill	17,173	136	—	17,309
Other intangible assets, net	4,321	—	—	4,321
Total assets	1,196,399	1,598,519	(184,103)	2,610,815
Average funding sources	1,139,568	949,454	—	2,089,022
Three Months Ended September 30, 2021:
Fee income	$26,174	$1,065	$338	$27,577
Interest income*	7,108	5,440	(361)	12,187
Interest expense	—	287	—	287
Intersegment income (expense)	—	859	(859)	—
Tax-equivalized pre-tax income*	6,509	2,130	(193)	8,446
Goodwill	14,126	136	—	14,262
Other intangible assets, net	2,779	—	—	2,779
Total assets	1,018,710	1,279,452	(5,176)	2,292,986
Average funding sources	974,091	875,997	—	1,850,088
Nine Months Ended September 30, 2022:
Fee income	$89,329	$1,847	$1,689	$92,865
Interest income*	20,175	22,478	1,500	44,153
Interest expense	—	1,344	—	1,344
Intersegment income (expense)	—	3,549	(3,549)	—
Tax-equivalized pre-tax income*	20,259	10,418	2,359	33,036
Goodwill	17,173	136	—	17,309
Other intangible assets, net	4,321	—	—	4,321
Total assets	1,196,399	1,598,519	(184,103)	2,610,815
Average funding sources	1,082,449	963,588	—	2,046,037
Nine Months Ended September 30, 2021:
Fee income	$77,863	$1,701	$1,175	$80,739
Interest income*	18,501	17,754	(1,335)	34,920
Interest expense	—	915	—	915
Intersegment income (expense)	—	2,170	(2,170)	—
Tax-equivalized pre-tax income*	18,477	8,773	(654)	26,596
Goodwill	14,126	136	—	14,262
Other intangible assets, net	2,779	—	—	2,779
Total assets	1,018,710	1,279,452	(5,176)	2,292,986
Average funding sources	906,474	862,142	—	1,768,616
* Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2022 and 2021. The tax-equivalent adjustment was approximately $412,000 and $468,000 for the third quarter of 2022 and 2021, respectively and $1,294,000 and $1,417,000 for the nine months ended September 30, 2022 and 2021, respectively.

Note 6 – Loans by Type
A summary of loans is as follows:

(In thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$539,272	$450,336
Real estate:
Commercial:
Mortgage	98,088	108,759
Construction	26,284	24,797
Faith-based:
Mortgage	365,584	355,582
Construction	7,853	14,664
Paycheck Protection Program (“PPP”)	—	6,299
Other	20	130
Total loans	$1,037,101	$960,567
The following table presents the aging of loans past due by category at September 30, 2022 and December 31, 2021:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
September 30, 2022
Commercial and industrial	$539,272	$—	$—	$—	$—	$539,272
Real estate
Commercial:
Mortgage	98,088	—	—	—	—	98,088
Construction	26,284	—	—	—	—	26,284
Faith-based:
Mortgage	365,584	—	—	—	—	365,584
Construction	7,853	—	—	—	—	7,853
PPP	—	—	—	—	—	—
Other	20	—	—	—	—	20
Total	$1,037,101	$—	$—	$—	$—	$1,037,101
December 31, 2021
Commercial and industrial	$450,336	$—	$—	$—	$—	$450,336
Real estate
Commercial:
Mortgage	108,759	—	—	—	—	108,759
Construction	24,797	—	—	—	—	24,797
Faith-based:
Mortgage	355,582	—	—	—	—	355,582
Construction	14,664	—	—	—	—	14,664
PPP	6,299	—	—	—	—	6,299
Other	130	—	—	—	—	130
Total	$960,567	$—	$—	$—	$—	$960,567

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of September 30, 2022 and December 31, 2021:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
September 30, 2022
Commercial and industrial	$536,066	$3,206	$—	$539,272
Real estate
Commercial:
Mortgage	97,558	530	—	98,088
Construction	26,284	—	—	26,284
Faith-based:
Mortgage	364,627	957	—	365,584
Construction	7,853	—	—	7,853
Other	20	—	—	20
Total	$1,032,408	$4,693	$—	$1,037,101
December 31, 2021
Commercial and industrial	$440,607	$9,729	$—	$450,336
Real estate
Commercial:
Mortgage	108,759	—	—	108,759
Construction	24,797	—	—	24,797
Faith-based:
Mortgage	352,717	2,865	—	355,582
Construction	14,664	—	—	14,664
PPP	6,299	—	—	6,299
Other	130	—	—	130
Total	$947,973	$12,594	$—	$960,567

[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
The Company had no loans evaluated for expected credit losses on an individual basis as of September 30, 2022 or December 31, 2021. There were no foreclosed loans recorded as other real estate owned as of September 30, 2022 or December 31, 2021. There were no loans considered troubled debt restructurings as of September 30, 2022 or December 31, 2021.

A summary of the activity in allowance for credit losses (“ACL”) by category for the periods ended September 30, 2022 and December 31, 2021 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at December 31, 2020	$4,635	$1,175	$5,717	$417	$11,944
Provision for (release of) credit losses	387	(144)	(48)	(125)	70
Recoveries	12	—	15	—	27
Balance at December 31, 2021	$5,034	$1,031	$5,684	$292	$12,041
Provision for (release of) credit losses	919	(129)	259	(53)	996
Recoveries	12	—	—	—	12
Balance at September 30, 2022	$5,965	$902	$5,943	$239	$13,049
The provision for credit losses during the period ended September 30, 2022 was primarily driven by growth of the loan portfolio.
Note 7 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. An allowance for unfunded commitments of $222,000 and $367,000 had been recorded at September 30, 2022 and December 31, 2021, respectively.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2022, the balances of unfunded commitments, standby and commercial letters of credit were $207,883,000, $13,450,000, and $1,633,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.
Note 8 – Stock-Based Compensation
The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the nine months ended September 30, 2022, 62,375 restricted shares, 57,542 performance-based restricted shares, and no SARs were granted under the Omnibus Plan. Stock-based compensation expense for the three months ended September 30, 2022 and 2021 was $1,307,000 and $1,066,000, respectively, and $4,479,000 and $2,585,000 for the nine months ended September 30, 2022 and 2021, respectively.
Restricted Stock
Restricted shares granted to Company employees are amortized to expense over a three-year cliff vesting period, or until vesting occurs upon retirement. Restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned.

As of September 30, 2022, the total unrecognized compensation expense related to non-vested restricted shares was $2,239,000, and the related weighted-average period over which it is expected to be recognized is approximately 0.74 years.
Following is a summary of the activity of the Company's restricted stock for the nine months ended September 30, 2022, with total shares and weighted-average fair value:

	Nine Months Ended September 30, 2022
	Shares	Fair Value
Balance at December 31, 2021	165,553	$44.81
Granted	62,375	39.17
Vested	(23,316)	48.85
Forfeitures	(823)	43.89
Balance at September 30, 2022	203,789	$42.63
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
Following is a summary of the activity of the PBRS for the nine months ended September 30, 2022, based on 100% of target value:

	Nine Months Ended September 30, 2022
	Shares	Fair Value
Balance at December 31, 2021	116,543	$46.79
Granted	57,542	39.58
Vested	(34,066)	49.05
Forfeitures	(1,234)	43.89
Balance at September 30, 2022	138,785	$43.19
The PBRS that vested during the nine months ended September 30, 2022 were based on the Company's achievement of 52.9% of target financial goals, resulting in the issuance of 18,021 shares of common stock. The outstanding PBRS at September 30, 2022 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
SARs
There were no SARs granted and no expense recognized during the nine months ended September 30, 2022. Following is a summary of the activity of the Company’s SARs program for the nine months ended September 30, 2022:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2021	117,089	$34.91	1.21	$741
Exercised	(23,976)	27.78	—	—
Exercisable at September 30, 2022	93,113	$36.75	0.65	$174
There were no non-vested SARs at September 30, 2022.

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
The Company recorded a net periodic benefit of $616,000 and $1,847,000 for the three and nine-month periods ended September 30, 2022, respectively, and $678,000 and $1,096,000 for the three and nine-month period ended September 30, 2021, respectively. The net periodic pension benefit increased during the nine-month period ended September 30, 2022 primarily due to the Plan being frozen as of February 28, 2021. The Company made no contributions to the Plan during the nine-month period ended September 30, 2022 and is evaluating the amount of contributions, if any, for the remainder of 2022.
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
Supplemental executive retirement plan costs recorded to expense were $107,000 and $320,000 for the three and nine-month periods ended September 30, 2022, respectively, and $160,000 and $481,000 for the three and nine-month periods ended September 30, 2021, respectively.
Note 10 – Income Taxes
The effective tax rate was 19.2% and 19.3% for the three and nine-month periods ended September 30, 2022, respectively, and 14.7% and 17.0% for the three and nine-month periods ended September 30, 2021, respectively. The effective tax rate for all periods differs from the statutory rate of 21% primarily due to the tax-exempt interest received from municipal bonds and bank-owned life insurance, among other factors. The increase in the effective tax rate for the nine-month period ended September 30, 2022 as compared to the same period of 2021 is primarily a result of taxable income being higher in the current period, which reduces the relative impact of the tax-exempt income.
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

	September 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$326,506	$18	$28,078	$298,446
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	210,111	—	31,978	178,133
Corporate bonds	96,405	—	12,614	83,791
U.S. treasury bonds	158,623	—	3,504	155,119
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	50,136	—	1,836	48,300
Total	$841,781	$18	$78,010	$763,789

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$359,187	$12,931	$990	$371,128
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	170,711	135	2,200	168,646
Corporate bonds	84,538	72	272	84,338
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	49,835	—	494	49,341
Total	$664,271	$13,138	$3,956	$673,453
The fair values of securities with unrealized losses are as follows:

	September 30, 2022
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$246,743	$19,158	$30,025	$8,920	$276,768	$28,078
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	119,478	18,240	58,655	13,738	178,133	31,978
Corporate bonds	72,280	11,075	6,511	1,539	78,791	12,614
U.S. treasury bonds	155,119	3,504	—	—	155,119	3,504
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	48,300	1,836	—	—	48,300	1,836
Total	$641,920	$53,813	$95,191	$24,197	$737,111	$78,010

	December 31, 2021
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$60,083	$990	$—	$—	$60,083	$990
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	163,652	2,200	—	—	163,652	2,200
Corporate bonds	55,120	272	—	—	55,120	272
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	49,341	494	—	—	49,341	494
Total	$328,196	$3,956	$—	$—	$328,196	$3,956
There were 326 securities, or 93% (44 of which for greater than 12 months), in an unrealized loss position as of September 30, 2022. The unrealized losses at September 30, 2022 were primarily attributable to changes in market interest rates after the securities were purchased. There were 101 securities, or 28% (0 of which for greater than 12 months), in an unrealized loss position as of December 31, 2021. At September 30, 2022 and December 31, 2021, the Company had not recorded an allowance for credit losses on securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2022
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$65,238	$64,875
Due after 1 year through 5 years	267,021	260,368
Due after 5 years through 10 years	231,748	203,575
Due after 10 years	277,774	234,971
Total	$841,781	$763,789
Proceeds from sales of investment securities classified as available-for-sale were $2,317,000 and $3,838,000 for the three and nine months ended September 30, 2022 and $30,074,000 and $43,190,000 for the three and nine months ended September 30, 2021, respectively. Gross realized gains were $13,000 and $15,000 for the three and nine months ended September 30, 2022. Gross realized losses were $1,000 for the three months ended September 30, 2021 while for the nine months ended September 30, 2021, there were gross realized gains of $44,000. There were no securities pledged to secure public deposits or for other purposes at September 30, 2022.

Note 12 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2022		December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$346,994	$346,994	$514,928	$514,928
Investment securities	763,789	763,789	673,453	673,453
Loans, net	1,024,052	972,338	948,526	948,701
Accrued interest receivable	7,609	7,609	6,799	6,799
Total	$2,142,444	$2,090,730	$2,143,706	$2,143,881
Balance sheet liabilities:
Deposits	$1,229,721	$1,229,721	$1,221,503	$1,221,503
Accounts and drafts payable	1,146,334	1,146,334	1,050,396	1,050,396
Accrued interest payable	46	46	16	16
Total	$2,376,101	$2,376,101	$2,271,915	$2,271,915
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$18,964	$18,461	$57,184	$55,882
Financial fees	11,252	8,624	32,406	23,122
Information services payment and processing revenue	30,216	27,085	89,590	79,004
Bank service fees	289	323	1,142	991
Fee revenue (in-scope of FASB ASC 606)	30,505	27,408	90,732	79,995
Other income (out-of-scope of FASB ASC 606)	1,279	169	2,133	744
Total fee revenue and other income	$31,784	$27,577	$92,865	$80,739
Note 14 – Leases
The Company leases certain premises under operating leases. As of September 30, 2022, the Company had lease liabilities of $9,759,000 and right-of-use assets of $9,435,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three and nine months ended September 30, 2022, operating lease cost was $386,000 and $1,184,000, respectively, short-term lease cost was $51,000 and $156,000, respectively, and there was no variable lease cost. At September 30, 2022, the weighted-average remaining lease term for the operating leases was 8.4 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.59%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2021 Annual Report on Form 10-K for information regarding these commitments.
A maturity analysis of operating lease liabilities and undiscounted cash flows as of September 30, 2022 is as follows:

(In thousands)	September 30, 2022
Lease payments due
Less than 1 year	$1,359
1-2 years	1,332
2-3 years	1,339
3-4 years	1,354
4-5 years	1,350
Over 5 years	4,561
Total undiscounted cash flows	11,295
Discount on cash flows	1,536
Total lease liability	$9,759
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the nine months ended September 30, 2022.

Note 15 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2022. There were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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
Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2022 (“Third Quarter of 2022”) compared to the three-month period ended September 30, 2021 (“Third Quarter of 2021”) and the nine-month period ended September 30, 2022 (“Nine Months Ended 2022”) compared to the nine-month period ended September 30, 2021 (“Nine Months Ended 2021”).The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2021 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2022 are not necessarily indicative of the results to be attained for any other period.
Net Income
The following table summarizes the Company’s operating results:

(In thousands except per share data)	Third Quarter of			Nine Months Ended
	2022	2021	% Change	2022	2021	% Change
Net income	$8,799	$6,805	29.3%	$25,619	$20,902	22.6%
Diluted earnings per share	$.64	$.48	33.3%	1.86	1.45	28.3%
Return on average assets	1.33%	1.14%	—	1.32%	1.23%	—%
Return on average equity	16.84%	10.61%	—	15.80%	10.84%	—%
Key profitability metrics were up during the three and nine months ended September 30, 2022 driven by significant revenue growth in financial fees and net interest income. Partially offsetting the revenue growth was an increase in operating expenses as more fully described below.
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

(In thousands)	Third Quarter of			Nine Months Ended
	2022	2021	% Change	2022	2021	% Change
Transportation invoice volume	9,385	9,333	0.6%	27,633	27,581	0.2%
Transportation invoice dollar volume	$11,549,980	$9,540,408	21.1%	$33,818,573	$26,385,936	28.2%
Facility-related transaction volume [1]	3,315	3,104	6.8%	9,794	9,351	4.7%
Facility-related dollar volume [2]	$5,485,783	$4,215,044	30.1%	$14,699,903	$11,590,437	26.8%
Average payments in advance of funding	$277,683	$213,922	29.8%	$283,431	$196,492	44.2%
Processing fees	$18,964	$18,461	2.7%	$57,184	$55,882	2.3%
Financial fees	$11,252	$8,624	30.5%	$32,406	$23,122	40.2%
1.Facility expense transaction volumes have been restated for the current and prior periods to reflect total invoices processed. In prior periods, billing account numbers were utilized for the telecom division as a proxy for transactions.
2.Includes energy, telecom and environmental.
Third Quarter of 2022 compared to Third Quarter of 2021:
Processing fee revenue increased $503,000, or 2.7%, primarily attributable to the increase in transportation and facility-related transaction volumes of 0.6% and 6.8%, respectively.
Financial fee revenue increased $2,628,000, or 30.5%, primarily attributable to the 21.1% and 30.1% increases in transportation and facility-related dollar volumes, respectively. The increase in dollar volumes contributed to a 29.8% increase in average payments in advance of funding, which is a significant driver of financial fee revenue. The significant increase in transportation invoice dollar volume was driven by inflationary pressures, supply chain disruptions and fuel surcharges, among other factors. Facility-related invoices increased 6.8%, while dollar volume increased 30.1%. The increase in facility-related dollar volume was largely due to an increase in energy prices.
Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021:
Processing fee revenue increased $1,302,000, or 2.3%, primarily attributable to the increase in transportation and facility-related transaction volumes of 0.2% and 4.7%, respectively.
Financial fee revenue increased $9,284,000, or 40.2%, primarily attributable to the 28.2% and 26.8% increases in transportation and facility-related dollar volumes, respectively. The increase in dollar volumes contributed to a 44.2% increase in average payments in advance of funding.

Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	Third Quarter of			Nine Months Ended
	2022	2021	% Change	2022	2021	% Change
Average earnings assets	$2,243,219	$2,036,296	10.2%	$2,196,704	$1,965,976	11.7%
Average interest-bearing liabilities	597,469	600,263	(0.5)%	598,812	583,478	2.6%
Net interest income*	16,383	11,900	37.7%	42,809	34,005	25.9%
Net interest margin*	2.90%	2.32%		2.61%	2.31%
Yield on earning assets*	3.04%	2.37%		2.69%	2.37%
Rate on interest-bearing liabilities	0.52%	0.19%		0.30%	0.21%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2022 and 2021.
Third Quarter of 2022 compared to Third Quarter of 2021:
Average earning assets increased $206,923,000, or 10.2%. The overall increase in average interest-earning asset balances was primarily due to increases in average investments and loans, partially offset by a decrease in average short-term investments.
Average investment securities increased $309,866,000, or 59.9%, as cash provided by increases in funding sources was utilized to purchase investment securities. The average yield on taxable investment securities increased 73 basis points to 2.11% as a result of the increase in short and long-term interest rates. The average yield on tax-exempt investment securities declined two basis points to 2.85%. These securities are longer term fixed rate and do not reprice as quickly in a rising interest rate environment. The Company has not purchased tax-exempt investment securities during the first nine months of 2022.
Average loans increased $111,034,000 as organic growth in franchise, faith-based and other commercial and industrial loans more than offset a $36,254,000 reduction in average PPP loans. The average yield on loans declined 5 basis points to 4.03% primarily due to a $812,000 decrease in PPP loan fees, partially offset by the increase in short-term interest rates that began in March 2022 and continued through September 2022. Excluding the impact of the PPP loan fees, the average yield on loans increased 32 basis points.
The average balance of short-term investments decreased $213,977,000, or 33.1%, as available funds were deployed into investment securities and loans. The average yield on short-term investments increased 192 basis points to 2.07% primarily due to the increase in short-term interest rates that began in March 2022.
The average balance of interest-bearing deposits decreased $2,795,000, or 0.5% due to a decrease in average time deposits. The average rate paid on interest-bearing deposits increased 33 basis points to 0.52% due to the increase in short-term interest rates.
Average demand deposits increased $133,756,000, or 29.5%. The increase was driven by significant liquidity in the economy resulting in higher deposit balances.
Average accounts and drafts payable increased $171,732,000, or 17.0%. The increase in average accounts and drafts payable was primarily driven by inflationary pressures, fuel surcharges, and increased energy prices, which continue to drive prices higher.
Tax-equivalent net interest income increased $4,483,000, or 37.7%, compared to the same period in the prior year driven by the 10.2% increase in average interest-earning assets and 58 basis point increase in the net interest margin from 2.32% to 2.90%. The increase in the net interest margin was driven by the increase in short-term interest rates which positively impacts the Company's net interest margin over time as average interest-earning assets of $2,243,219,000 greatly exceed average interest-bearing liabilities of $597,469,000.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021:
Average earning assets increased $230,728,000, or 11.7%. The overall increase in average interest-earning asset balances was primarily due to increases in average investments and loans, partially offset by a decrease in average short-term investments.
Average investment securities increased $318,143,000, or 70.0%. The average yield on taxable investment securities increased 59 basis points to 1.83% as a result of the increase in short and long-term interest rates. The average yield on tax-exempt investment securities declined six basis points to 2.90%.
Average loans increased $87,424,000, or 9.9%. The average yield on loans declined 14 basis points to 3.83% primarily due to a $2,155,000 decrease in PPP loan fees, partially offset by the increase in short-term interest rates that began in March 2022. Excluding the impact of the PPP loan fees, the average yield on loans increased 19 basis points.
Average short-term investments decreased $174,839,000, or 27.9%, as available funds were deployed into investment securities and loans. The average yield on short-term investments increased 90 basis points to 1.01% primarily due to the increase in short-term interest rates that began in March 2022.
The average balance of interest-bearing deposits increased $15,334,000, or 2.6% due to an increase in interest-bearing demand deposits. The average rate paid on interest-bearing deposits increased 9 basis points to 0.30% due to the increase in short-term interest rates.
Average demand deposits increased $164,488,000, or 38.2%. The increase was driven by significant liquidity in the economy resulting in higher deposit balances.
Average accounts and drafts payable increased $182,926,000, or 19.2%. The increase in average accounts and drafts payable was primarily driven by inflationary pressures, fuel surcharges, and increased energy prices, which continue to drive prices higher.
Tax-equivalent net interest income increased $8,804,000, or 25.9%, compared to the same period in the prior year driven by the 11.7% increase in average interest-earning assets and 30 basis point increase in the net interest margin from 2.31% to 2.61%. The increase in the net interest margin was driven by the increase in short-term interest rates which positively impacts the Company's net interest margin over time as average interest-earning assets of $2,196,704,000 greatly exceed average interest-bearing liabilities of $598,812,000.
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

(In thousands)	Third Quarter of 2022			Third Quarter of 2021
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$984,104	$10,005	4.03%	$873,070	$8,987	4.08%
Investment securities[3]:
Taxable	554,315	2,948	2.11%	209,662	731	1.38%
Tax-exempt[4]	273,284	1,963	2.85%	308,071	2,228	2.87%
Short-term investments	431,516	2,249	2.07%	645,493	241	0.15%
Total interest-earning assets	2,243,219	17,165	3.04%	2,036,296	12,187	2.37%
Non-interest-earning assets
Cash and due from banks	19,084			18,778
Premises and equipment, net	19,515			17,718
Bank-owned life insurance	47,546			28,134
Goodwill and other intangibles	21,745			17,167
Payments in advance of funding	277,682			213,922
Other assets	1,602			52,412
Allowance for credit losses	(12,579)			(11,183)
Total assets	$2,617,814			$2,373,244
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$545,539	$701	0.51%	$531,541	$145	0.11%
Savings deposits	13,547	12	0.35%	17,767	2	0.04%
Time deposits >= $100	16,325	37	0.90%	19,403	49	1.00%
Other time deposits	22,047	32	0.58%	31,542	91	1.14%
Total interest-bearing deposits	597,458	782	0.52%	600,253	287	0.19%
Short-term borrowings	11	—	—%	10	—	—%
Total interest-bearing liabilities	597,469	782	0.52%	600,263	287	0.19%
Non-interest bearing liabilities
Demand deposits	586,872			453,116
Accounts and drafts payable	1,182,373			1,010,641
Other liabilities	43,852			54,703
Total liabilities	2,410,566			2,118,723
Shareholders’ equity	207,248			254,521
Total liabilities and shareholders’ equity	$2,617,814			$2,373,244
Net interest income		$16,383			$11,900
Net interest margin			2.90%			2.32%
Interest spread			2.52%			2.18%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $99,000 and $969,000 for the third quarter of 2022 and 2021, respectively. The decrease in net loan fees is due to higher PPP fees in 2021.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2022 and 2021. The tax-equivalent adjustment was approximately $412,000 and $468,000 for the third quarter of 2022 and 2021, respectively.

(In thousands)	Nine Months Ended 2022			Nine Months Ended 2021
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$972,698	$27,890	3.83%	$885,274	$26,270	3.97%
Investment securities[3]:
Taxable	488,257	6,679	1.83%	149,953	1,387	1.24%
Tax-exempt[4]	284,187	6,161	2.90%	304,348	6,748	2.96%
Short-term investments	451,562	3,423	1.01%	626,401	515	0.11%
Total interest-earning assets	2,196,704	44,153	2.69%	1,965,976	34,920	2.37%
Non-interest-earning assets:
Cash and due from banks	20,304			19,890
Premises and equipment, net	19,192			17,877
Bank-owned life insurance	46,009			21,286
Goodwill and other intangibles	18,887			17,381
Payments in advance of funding	283,430			196,492
Other assets	15,583			52,142
Allowance for credit losses	(12,349)			(11,615)
Total assets	$2,587,760			$2,279,429
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$542,378	$1,102	0.27%	$510,886	$431	0.11%
Savings deposits	14,628	17	0.16%	19,098	7	0.05%
Time deposits >= $100	17,054	115	0.90%	22,231	200	1.20%
Other time deposits	24,741	110	0.59%	31,253	277	1.18%
Total interest-bearing deposits	598,801	1,344	0.30%	583,468	915	0.21%
Short-term borrowings	11	—	—%	10	—	—%
Total interest-bearing liabilities	598,812	1,344	0.30%	583,478	915	0.21%
Non-interest bearing liabilities:
Demand deposits	594,994			430,506
Accounts and drafts payable	1,135,673			952,747
Other liabilities	41,454			54,935
Total liabilities	2,370,933			2,021,666
Shareholders’ equity	216,827			257,763
Total liabilities and shareholders’ equity	$2,587,760			$2,279,429
Net interest income		$42,809			$34,005
Net interest margin			2.61%			2.31%
Interest spread			2.39%			2.17%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $500,000 and $2,738,000 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in net loan fees is due to higher PPP fees in 2021.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both the nine months ended September 30, 2022 and 2021. The tax-equivalent adjustment was approximately $1,294,000 and $1,417,000 for the nine months ended September 30, 2022 and 2021, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	Third Quarter of 2022 Compared to Third Quarter of 2021
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$1,130	$(112)	$1,018
Investment securities:
Taxable	1,680	537	2,217
Tax-exempt[2]	(250)	(15)	(265)
Short-term investments	(106)	2,114	2,008
Total interest income	2,454	2,524	4,978
Interest expense on:
Interest-bearing demand deposits	4	552	556
Savings deposits	(1)	11	10
Time deposits >=$100	(7)	(5)	(12)
Other time deposits	(22)	(37)	(59)
Total interest expense	(26)	521	495
Net interest income	$2,480	$2,003	$4,483
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the three months ended September 30, 2022 and 2021.

(In thousands)	Nine Months Ended 2022 Compared to Nine Months Ended of 2021
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$2,529	$(909)	$1,620
Investment securities:
Taxable	4,365	927	5,292
Tax-exempt[2]	(440)	(147)	(587)
Short-term investments	(183)	3,091	2,908
Total interest income	6,271	2,962	9,233
Interest expense on:
Interest-bearing demand deposits	28	643	671
Savings deposits	(2)	12	10
Time deposits >=$100	(41)	(44)	(85)
Other time deposits	(49)	(118)	(167)
Total interest expense	(64)	493	429
Net interest income	$6,335	$2,469	$8,804
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the three months ended September 30, 2022 and 2021.

Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a provision for credit losses and off-balance sheet credit exposures of $550,000, and $340,000 in the Third Quarter of 2022 and 2021, respectively. The Company recorded a provision for credit losses and off-balance sheet credit exposures of $850,000, and release of credit losses of $870,000 in the Nine Months Ended 2022 and 2021, respectively. The amount of the provision for (release of) credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the provision for (release of) credit losses will fluctuate as determined by these quarterly analyses. The provision for credit losses in the Third Quarter of 2022 and the Nine Months Ended 2022 was driven by loan growth and external economic factors, including the reduction in the forecast of Gross Domestic Product.
The Company experienced no net loan recoveries in the Third Quarter of 2022 and $11,000 in the Third Quarter of 2021. There were $12,000 net loan recoveries in the Nine Months Ended 2022 and $28,000 in the Nine Months Ended 2021. The ACL was $13,049,000 at September 30, 2022 compared to $12,041,000 at December 31, 2021. The ACL represented 1.26% of outstanding loans at September 30, 2022 and 1.25% of outstanding loans at December 31, 2021. The allowance for unfunded commitments was $222,000 at September 30, 2022 and $367,000 at December 31, 2021. There were no nonperforming loans outstanding at September 30, 2022 or December 31, 2021.
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
Summary of Credit Loss Experience
The following table presents information on the Company's provision for (release of) credit losses and analysis of the ACL:

	Third Quarter of		Nine Months Ended
(In thousands)	2022	2021	2022	2021
Allowance for credit losses at beginning of period	$12,573	$11,171	$12,041	$11,944
Provision for (release of) credit losses	476	350	996	(440)
Loans charged off	—	—	—	—
Recoveries on loans previously charged off	—	11	12	28
Net recoveries	—	11	12	28
Allowance for credit losses at end of period	$13,049	$11,532	$13,049	$11,532
Allowance for unfunded commitments at beginning of Period	$147	$147	$367	$567
Provision for (release of) credit losses	75	(10)	(145)	(430)
Allowance for unfunded commitments at end of period	$222	$137	222	137
Loans outstanding:
Average	$984,104	$873,070	$972,697	$885,274
September 30	1,037,101	872,905	1,037,101	872,905
Ratio of ACL to loans outstanding:
Average	1.33%	1.32%	1.34%	1.30%
September 30	1.26%	1.32%	1.26%	1.32%

Operating Expenses
Total operating expenses for the Third Quarter of 2022 increased $5,631,000, or 18.3%, compared to the Third Quarter of 2021. Total operating expenses for the Nine Months Ended 2022 increased $12,770,000, or 14.3%, compared to the Nine Months Ended 2021. The following table details the components of operating expenses:

(In thousands)	Third Quarter of		Nine Months Ended
	2022	2021	2022	2021
Personnel	$26,999	$23,283	$77,750	$68,689
Occupancy	970	953	2,801	2,859
Equipment	1,633	1,700	5,004	5,028
Amortization of intangible assets	195	215	485	644
Other operating	6,524	4,539	15,748	11,798
Total operating expense	$36,321	$30,690	$101,788	$89,018
Third Quarter of 2022 compared to Third Quarter of 2021:
Personnel costs increased $3,716,000, or 16.0%. Base salaries increased as a result of merit increases, wage pressures, an increase in average full-time equivalent employees of 7.5% due to the Touchpoint acquisition and strategic investments in various technology initiatives, including improved rating engine capabilities and investment in optical character recognition, artificial intelligence, machine learning and other processes to read images and produce data. Also driving the increase in personnel expense were increases in stock compensation and profit sharing of $241,000 and $448,000, respectively, due to improved Company earnings.
Other operating expenses increased $1,985,000, or 43.7%. These expenses increased due to higher levels of travel, employee procurement, data processing and other professional fees. Partially causing the increase in data processing and other professional fees is investments in technology initiatives, resulting in elevated expense levels as multiple technology platforms are being maintained prior to switching over to what the Company believes will be more efficient technology platforms for facility and freight data entry processing by the end of 2023.
Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021:
Personnel costs increased $9,061,000, or 13.2%. Base salaries increased as a result of merit increases, wage pressures, an increase in average full-time equivalent employees of 3.8% due to the Touchpoint acquisition and strategic investments in various technology initiatives as described above. Also driving the increase in personnel expense were increases in stock compensation and profit sharing of $1,894,000 and $1,061,000, respectively, due to improved Company earnings.
Other operating expenses increased $3,950,000, or 33.5%. These expenses increased due to higher levels of travel, employee procurement, data processing and other professional fees as described above.
Financial Condition
Total assets at September 30, 2022 were $2,610,815,000, an increase of $55,914,000, or 2.2%, from December 31, 2021.
The Company experienced a decrease in cash and cash equivalents of $167,934,000, or 32.6%. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily affected by changes in funding sources, mainly accounts and drafts payable and deposits, cash flows in and out of loans, investments securities and payments in advance of funding. The decrease in cash and cash equivalents was primarily due to growth in loans and investment securities, which utilized cash to fund such growth.
The investment securities portfolio increased $90,336,000, or 13.4%, during the first nine months of 2022. Cash and cash equivalents were utilized to purchase U.S. treasury bonds, which increased from $0 at December 31, 2021 to $155,119,000 at September 30, 2022. The Company purchased U.S. treasury bonds with maturities between one and two years.
Loans increased $76,534,000, or 8.0%. The Company experienced $88,936,000 of growth in commercial and industrial loans due to growth in restaurant franchise loans and investment grade leases.

Payments in advance of funding decreased $22,206,000, or 7.6%. The decrease in the balance is primarily due to timing as average balances are higher for the three and nine months ended September 30, 2022 as compared to the same periods in 2021.
Other assets increased $69,588,000 due to an increase in the deferred tax asset of $20,747,000 as a result of unrealized losses on investment securities and an increase in accounts receivable from customers of $45,699,000.
Total liabilities at September 30, 2022 were $2,419,080,000, an increase of $109,977,000, or 4.8%, from December 31, 2021.
Total deposits at September 30, 2022 were $1,229,721,000, an increase of $8,218,000, or 0.7%, from December 31, 2021. Increases in demand deposits have offset declines in time deposits.
Accounts and drafts payable at September 30, 2022 were $1,146,334,000, an increase of $95,938,000, or 9.1%, from December 31, 2021. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rate and Interest Differential” section of this report).
Total shareholders’ equity at September 30, 2022 was $191,735,000, a $54,063,000, or 22.0%, decrease from December 31, 2021. Total shareholders’ equity decreased due to a change in accumulated other comprehensive loss of $66,832,000 as a result of interest rates continuing to rise and the negative impact on the fair value of existing investment securities, share repurchases of $5,299,000, and dividends paid of $11,478,000. These decreases were partially offset by net income of $25,619,000 and stock-based compensation expense of $4,479,000.
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
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $346,994,000 at September 30, 2022, a decrease of $167,934,000, or 32.6%, from December 31, 2021. At September 30, 2022, these assets represented 13.3% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities were $763,789,000 at September 30, 2022, an increase of $90,336,000 from December 31, 2021. These assets represented 29.3% of total assets at September 30, 2022. Of the total portfolio, 8.5% mature in one year, 34.1% mature in one to five years, and 57.4% mature in five or more years.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83,000,000 in aggregate. As of September 30, 2022, the Bank also has secured lines of credit with the Federal Home Loan Bank of $228,858,000 collateralized by mortgage loans. The Company also has secured lines of credit from two banks up to a maximum of $150,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of September 30, 2022 or December 31, 2021.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $18,220,000 of CDARS deposits and interest-bearing demand deposits include $117,993,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $40,799,000 for the nine months ended September 30, 2022, compared to $30,680,000 for the nine months ended September 30, 2021, an increase of $10,119,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2022, which are estimated to range from $4 million to $6 million.
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
The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$248,833	14.07%	$240,265	14.86%
Cass Commercial Bank	183,264	16.08%	174,614	17.21%
Common equity tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$235,784	13.33%	$228,224	14.11%
Cass Commercial Bank	170,532	14.96%	163,030	16.07%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$235,784	13.33%	$228,224	14.11%
Cass Commercial Bank	170,532	14.96%	163,030	16.07%
Tier I capital (to leverage assets)
Cass Information Systems, Inc.	$235,784	9.08%	$228,224	9.21%
Cass Commercial Bank	170,532	10.44%	163,030	11.05%
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
Impact of New and Not Yet Adopted Accounting Pronouncements
There are no new accounting pronouncements that are applicable to the company and/or materially impact the Company.
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
The following table summarizes simulated changes in net interest income versus unchanged rates over the next 12 months as of September 30, 2022 and December 31, 2021.

	% change in projected net interest income
	September 30, 2022	December 31, 2021
+200 basis points	13.1%	20.6%
+100 basis points	5.5%	10.2%
Flat rates	—%	—%
-100 basis points	(2.5)%	(2.5)%
-200 basis points	(11.9)%	N/M
The decrease in projected net interest income in a rising interest rate environment from December 31, 2021 to September 30, 2022 is primarily due to the purchase of $155,119,000 in U.S. treasury bonds throughout the first nine months of 2022. These bonds mature over a one to two year period and were purchased utilizing available liquid cash and cash equivalents.
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
There were no changes in the Third Quarter of 2022 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Third Quarter of 2022.
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

CASS INFORMATION SYSTEMS, INC.

DATE: November 7, 2022	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman and Chief Executive Officer
(Principal Executive Officer)

DATE: November 7, 2022	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)