Form 10-Q
period 2023-03-31
CASS INFORMATION SYSTEMS INC
filed 2023-05-09
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of April 27, 2023: Common stock, par value $.50 per share – 13,716,492 shares outstanding.

Forward-looking Statements - Factors That May Affect Future Results
This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Cash and due from banks	$28,118	$20,995
Short-term investments	182,360	179,947
Cash and cash equivalents	210,478	200,942
Securities available-for-sale, at fair value	703,037	754,468

Loans	1,070,373	1,082,906
Less: Allowance for credit losses	13,254	13,539
Loans, net	1,057,119	1,069,367
Payments in advance of funding	259,819	293,775
Premises and equipment, net	20,967	19,958
Investment in bank-owned life insurance	48,278	47,998
Goodwill	17,309	17,309
Other intangible assets, net	3,931	4,126
Accounts and drafts receivable from customers	37,288	95,779
Other assets	69,163	69,301
Total assets	$2,427,389	$2,573,023

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$585,323	$642,757
Interest-bearing	530,827	614,460
Total deposits	1,116,150	1,257,217
Accounts and drafts payable	1,051,435	1,067,600
Other liabilities	42,304	41,881
Total liabilities	2,209,889	2,366,698

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at March 31, 2023 and December 31, 2022; 13,712,093 and 13,669,656 shares outstanding at March 31, 2023 and December 31, 2022, respectively.	7,753	7,753
Additional paid-in capital	206,614	207,422
Retained earnings	134,822	131,682
Common shares in treasury, at cost (1,793,679 shares at March 31, 2023 and 1,836,116 shares at December 31, 2022)	(79,419)	(81,211)
Accumulated other comprehensive loss	(52,270)	(59,321)
Total shareholders’ equity	217,500	206,325
Total liabilities and shareholders’ equity	$2,427,389	$2,573,023
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended March 31,
	2023	2022
Fee Revenue and Other Income:
Processing fees	$19,513	$19,036
Financial fees	11,259	10,532
Other	1,335	862
Total fee revenue and other income	32,107	30,430

Interest Income:
Interest and fees on loans	12,235	8,777
Interest and dividends on securities:
Taxable	3,586	1,456
Exempt from federal income taxes	1,208	1,677
Interest on federal funds sold and other short-term investments	3,113	216
Total interest income	20,142	12,126

Interest Expense:
Interest on deposits	3,171	223
Interest on short-term borrowings	73	—
Total interest expense	3,244	223
Net interest income	16,898	11,903
(Release of) provision for credit losses	(340)	230
Net interest income after (release of) provision for credit losses	17,238	11,673
Total net revenue	49,345	42,103

Operating Expense:
Personnel	30,026	24,718
Occupancy	855	915
Equipment	2,082	1,711
Amortization of intangible assets	195	135
Other operating expense	7,214	4,349
Total operating expense	40,372	31,828
Income before income tax expense	8,973	10,275
Income tax expense	1,856	2,017
Net income	$7,117	$8,258

Basic earnings per share	$.52	$.61
Diluted earnings per share	.51	.60
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Comprehensive Income:
Net income	$7,117	$8,258
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	9,181	(37,499)
Tax effect	(2,185)	8,925
Reclassification adjustments for gains included in net income	(39)	—
Tax effect	9	—
Foreign currency translation adjustments	85	(1)
Total comprehensive income (loss)	$14,168	$(20,317)
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$7,117	$8,258
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	195	135
Net amortization of premium/discount on investment securities	1,219	1,748
Depreciation	945	1,029
Gains on sales of securities	(39)	—
Stock-based compensation expense	1,950	1,340
(Release of) provision for credit losses	(340)	230
Increase in current income tax liability	1,704	1,911
Increase (decrease) in pension liability	101	(640)
Increase in accounts receivable	(1,878)	(726)
Other operating activities, net	(1,681)	1,451
Net cash provided by operating activities	9,293	14,736

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	61,418	—
Proceeds from maturities of securities available-for-sale	13,164	16,194
Purchase of securities available-for-sale	(15,190)	(156,597)
Net decrease (increase) in loans	12,533	(16,500)
Purchase of bank-owned life insurance	—	(4,000)
Decrease (increase) in payments in advance of funding	33,956	(38,195)
Purchases of premises and equipment, net	(1,954)	(2,002)
Net cash provided by (used in) investing activities	103,927	(201,100)

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(57,434)	39,177
Net decrease in interest-bearing demand and savings deposits	(106,201)	(80,002)
Net increase (decrease) in time deposits	22,568	(3,743)
Net decrease (increase) in accounts and drafts receivable from customers	58,491	(22,391)
Net decrease in accounts and drafts payable	(16,165)	(60,663)
Cash dividends paid	(3,977)	(3,832)
Purchase of common shares for treasury	—	(5,086)
Other financing activities, net	(966)	(575)
Net cash used in financing activities	(103,684)	(137,115)
Net increase (decrease) in cash and cash equivalents	9,536	(323,479)
Cash and cash equivalents at beginning of period	200,942	514,928
Cash and cash equivalents at end of period	$210,478	$191,449

Supplemental information:
Cash paid for interest	$3,135	$216
Cash paid for income taxes	139	109
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2021	$7,753	$204,276	$112,220	$(78,904)	$453	$245,798
Net income			8,258			8,258
Cash dividends ($.28 per share)			(3,832)			(3,832)
Issuance of 58,272 common shares pursuant to stock-based compensation plan, net		(1,889)		1,399		(490)
Exercise of SARs		(328)		243		(85)
Stock-based compensation expense		1,090				1,090
Purchase of 124,874 common shares				(5,086)		(5,086)
Other comprehensive loss					(28,575)	(28,575)
Balance, March 31, 2022	$7,753	$203,149	$116,646	$(82,348)	$(28,122)	$217,078

Balance, December 31, 2022	$7,753	$207,422	$131,682	$(81,211)	$(59,321)	$206,325
Net income			7,117			7,117
Cash dividends ($.29 per share)			(3,977)			(3,977)
Issuance of 61,534 common shares pursuant to stock-based compensation plan, net		(2,520)		1,670		(850)
Exercise of SARs		(238)		122		(116)
Stock-based compensation expense		1,950				1,950
Other comprehensive gain					7,051	7,051
Balance, March 31, 2023	$7,753	$206,614	$134,822	$(79,419)	$(52,270)	$217,500
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2022.
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
Details of the Company’s intangible assets are as follows:

	March 31, 2023		December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,470	$(4,633)	$6,470	$(4,561)
Patents	72	(33)	72	(32)
Software	3,212	(1,614)	3,212	(1,508)
Trade name	373	(49)	373	(42)
Other	500	(367)	500	(358)
Unamortized intangible assets:
Goodwill	17,309	—	17,309	—
Total intangible assets	$27,936	$(6,696)	$27,936	$(6,501)
The customer lists are amortized over 7 to 10 years; the patents over 18 years; software over 3 to 7 years, the trade name over 10 to 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $195,000 and $135,000 for the three month periods ended March 31, 2023 and 2022, respectively. Estimated annual amortization of intangibles is $780,000 in 2023, $738,000 in 2024, $730,000 in 2025, $582,000 in 2026, and $262,000 in 2027.
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

The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended March 31,
	2023	2022
Basic
Net income	$7,117	$8,258
Weighted-average common shares outstanding	13,599,472	13,577,991
Basic earnings per share	$0.52	$0.61

Diluted
Net income	$7,117	$8,258
Weighted-average common shares outstanding	13,599,472	13,577,991
Effect of dilutive restricted stock and stock appreciation rights	263,926	236,233
Weighted-average common shares outstanding assuming dilution	13,863,398	13,814,224
Diluted earnings per share	$0.51	$0.60
Note 4 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, in October 2021, the Board of Directors authorized the repurchase of up to 750,000 shares of the Company’s common stock with no expiration date. As of March 31, 2023, 340,707 shares remained available for repurchase under the program. The Company repurchased no shares during the three-month period ended March 31, 2023 and 124,874 shares during the three-month period ended March 31, 2022. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.
Note 5 – Industry Segment Information
The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service and processing requirements.
The Information Services segment provides transportation, energy, telecommunication, and environmental invoice processing and payment services to large corporations. In addition, this segment provides church management software and on-line generosity services primarily for faith-based ministries. The Banking Services segment provides banking services primarily to privately held businesses, franchise restaurants, and faith-based ministries, as well as supporting the banking needs of the Information Services segment.
The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Management evaluates segment performance based on tax-equivalized (as defined in the footnote to the chart on the following table) pre-tax income after allocations for corporate expenses. Transactions between segments are accounted for at what management believes to be fair value.
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
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2023:
Fee income	$31,077	$711	$319	$32,107
Interest income*	9,447	13,177	(2,482)	20,142
Interest expense	98	5,433	(2,287)	3,244
Intersegment income (expense)	(914)	914	—	—
Tax-equivalized pre-tax income*	4,991	3,859	123	8,973
Goodwill	17,173	136	—	17,309
Other intangible assets, net	3,931	—	—	3,931
Total assets	1,526,001	1,167,979	(266,591)	2,427,389
Average funding sources	1,357,035	882,892	—	2,239,927
Three Months Ended March 31, 2022:
Fee income	$29,184	$953	$293	$30,430
Interest income*	4,350	8,853	(1,077)	12,126
Interest expense	6	225	(8)	223
Intersegment income (expense)	(764)	764	—	—
Tax-equivalized pre-tax income*	5,890	5,161	(776)	10,275
Goodwill	14,126	136	—	14,262
Other intangible assets, net	2,429	—	—	2,429
Total assets	1,338,342	1,088,025	(4,324)	2,422,043
Average funding sources	1,288,407	966,820	—	2,255,227
* Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2023 and 2022. The tax-equivalent adjustment was approximately $321,000 and $446,000 for the first quarter of 2023 and 2022, respectively.
Note 6 – Loans by Type
A summary of loans is as follows:

(In thousands)	March 31, 2023	December 31, 2022
Commercial and industrial	$548,923	$561,616
Real estate:
Commercial:
Mortgage	116,202	108,166
Construction	19,075	17,874
Faith-based:
Mortgage	376,630	387,114
Construction	9,538	8,094
Other	5	42
Total loans	$1,070,373	$1,082,906

The following table presents the aging of loans past due by category at March 31, 2023 and December 31, 2022:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
March 31, 2023
Commercial and industrial	$548,923	$—	$—	$—	$—	$548,923
Real estate
Commercial:
Mortgage	116,202	—	—	—	—	116,202
Construction	19,075	—	—	—	—	19,075
Faith-based:
Mortgage	376,630	—	—	—	—	376,630
Construction	9,538	—	—	—	—	9,538
Other	5	—	—	—	—	5
Total	$1,070,373	$—	$—	$—	$—	$1,070,373
December 31, 2022
Commercial and industrial	$560,466	$—	$—	$—	$1,150	$561,616
Real estate
Commercial:
Mortgage	108,166	—	—	—	—	108,166
Construction	17,874	—	—	—	—	17,874
Faith-based:
Mortgage	387,114	—	—	—	—	387,114
Construction	8,094	—	—	—	—	8,094
Other	42	—	—	—	—	42
Total	$1,081,756	$—	$—	$—	$1,150	$1,082,906

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2023 and December 31, 2022:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
March 31, 2023
Commercial and industrial	$537,698	$11,225	$—	$548,923
Real estate
Commercial:
Mortgage	116,202	—	—	116,202
Construction	19,075	—	—	19,075
Faith-based:
Mortgage	372,951	3,679	—	376,630
Construction	9,538	—	—	9,538
Other	5	—	—	5
Total	$1,055,469	$14,904	$—	$1,070,373
December 31, 2022
Commercial and industrial	$549,241	$11,225	$1,150	$561,616
Real estate
Commercial:
Mortgage	108,166	—	—	108,166
Construction	17,874	—	—	17,874
Faith-based:
Mortgage	386,169	945	—	387,114
Construction	8,094	—	—	8,094
Other	42	—	—	42
Total	$1,069,586	$12,170	$1,150	$1,082,906

[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
The Company adopted Accounting Standards Update ("ASU") 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02") effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things.
The following table shows the amortized cost of loans at March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2023, segregated by category and type of modification.

(In thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Percentage of Total Loans Held for Investment
March 31, 2023
Commercial and industrial	$—	$11,225	$—	$—	2.04%
Total	$—	$11,225	$—	$—	1.05%
There were two loans modified during the three months ended March 31, 2023. The terms were extended by periods of two and three years and there was not an interest rate reduction associated with the modifications.
The following table shows the performance of loans that have been modified to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
March 31, 2023
Commercial and industrial	$11,225	$—	$—	$—	$—
Total	$11,225	$—	$—	$—	$—
There were no modified loans that had a payment default during the three months ended March 31, 2023 and that had been modified due to the borrower experiencing financial difficulty within the 12 previous months preceding the default.
Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. There were no loans written off during the three months ended March 31, 2023.
Prior to the adoption of ASU 2022-02, there were no loans considered troubled debt restructurings as of March 31, 2022 or December 31, 2022.
The Company had no loans evaluated for expected credit losses on an individual basis as of March 31, 2023 or December 31, 2022. There were no foreclosed loans recorded as other real estate owned as of March 31, 2023 or December 31, 2022.
A summary of the activity in the allowance for credit losses (“ACL”) by category for the three-month period ended March 31, 2023 and year-ended December 31, 2022 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at December 31, 2021	$5,034	$1,031	$5,684	$292	$12,041
Provision for (release of) credit losses	931	(91)	753	(108)	1,485
Recoveries	13	—	—	—	13
Balance at December 31, 2022	$5,978	$940	$6,437	$184	$13,539
(Release of) provision for credit losses (1)	(68)	77	(314)	20	(285)
Recoveries	—	—	—	—	—
Balance at March 31, 2023	$5,910	$1,017	$6,123	$204	$13,254

(1)	For the three-month period ended March 31, 2023 and year-ended December 31, 2022, there was a release of credit losses of $55,000 and $135,000, respectively, for unfunded commitments.
Note 7 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. An allowance for unfunded commitments of $177,000 and $232,000 had been recorded at March 31, 2023 and December 31, 2022, respectively.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2023, the balances of unfunded commitments, standby and commercial letters of credit were $233.9 million, $14.3 million, and $1.2 million, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.
Note 8 – Stock-Based Compensation
Stock-based compensation awards have historically been issued under the Company's Amended and Restated Omnibus Stock and Performance Compensation Plan (the "Prior Plan"), which was amended and last approved by shareholders in 2013. The Company may issue shares out of treasury stock for these awards. During the three months ended March 31, 2023, 35,035 restricted shares and 48,262 performance-based restricted shares were granted under the Prior Plan. Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was $2.0 million and $1.3 million, respectively.
On February 16, 2023, the Board of Directors adopted the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan") to replace the Prior Plan, subject to shareholder approval which occurred on April 18, 2023. Subsequent to this date, the Company will issue stock-based compensation awards under the 2023 Omnibus Plan.
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
As of March 31, 2023, the total unrecognized compensation expense related to non-vested restricted shares was $2.2 million, and the related weighted-average period over which it is expected to be recognized is approximately 0.87 years.
Following is a summary of the activity of the Company's restricted stock for the three months ended March 31, 2023, with total shares and weighted-average fair value:

	Three Months Ended March 31, 2023
	Shares	Fair Value
Balance at December 31, 2022	205,565	$42.64
Granted	35,035	48.68
Vested	(20,233)	54.02
Forfeitures	—	—
Balance at March 31, 2023	220,367	$42.56

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
Following is a summary of the activity of the PBRS for the three months ended March 31, 2023, based on 100% of target value:

	Three Months Ended March 31, 2023
	Shares	Fair Value
Balance at December 31, 2022	138,785	$43.19
Granted	48,262	48.89
Vested	(30,567)	54.02
Forfeitures	—	—
Balance at March 31, 2023	156,480	$42.83
The PBRS that vested during the three months ended March 31, 2023 were based on the Company's achievement of 86.7% of target financial goals, resulting in the issuance of 26,499 shares of common stock. The outstanding PBRS at March 31, 2023 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
SARs
There were no SARs granted and no expense recognized during the three months ended March 31, 2023. Following is a summary of the activity of the Company’s SARs program for the three months ended March 31, 2023:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2022	46,325	$41.62	0.73	$192
Exercised	(15,916)	31.92	—	—
Exercisable at March 31, 2023	30,409	$46.70	0.84	$—
All SARs were vested at March 31, 2023.
Note 9 – Defined Pension Plans
The Company has a noncontributory defined-benefit pension plan (the “Plan”), which covers eligible employees. Effective December 31, 2016, the Plan was closed to all new participants. Additionally, the Plan’s benefits were frozen for all remaining participants as of February 28, 2021. As such, subsequent to February 28, 2021, there is no service cost associated with the Plan. The following table represents the components of net periodic pension cost (benefit):

(In thousands)	Estimated 2023	Actual 2022
Interest cost on projected benefit obligations	$4,375	$3,293
Expected return on plan assets	(3,977)	(5,857)
Net periodic pension cost (benefit)	$398	$(2,564)
The Company recorded a net periodic pension cost of $135,000 for the three-month period ended March 31, 2023, and a net periodic pension benefit of $618,000 for the three-month period ended March 31, 2022. The Company made no contributions to the Plan during the three-month period ended March 31, 2023 and is evaluating the amount of contributions, if any, for the remainder of 2023.
In addition to the above funded defined-benefit pension plan, the Company has an unfunded supplemental executive retirement plan (the "SERP"). There are no current employees earning benefits and therefore, there is no service cost associated with the SERP. The following table represents the components of the net periodic cost for the SERP:

(In thousands)	Estimated 2023	Actual 2022
Interest cost on projected benefit obligation	$472	$318
Net amortization	—	108
Net periodic pension cost	$472	$426
SERP cost recorded to expense was $118,000 and $107,000 for the three-month periods ended March 31, 2023 and March 31, 2022, respectively.
Note 10 – Income Taxes
The effective tax rate was 20.7% and 19.6% for the three-month periods ended March 31, 2023 and 2022, respectively. The effective tax rate for all periods differs from the statutory rate of 21% primarily due to the tax-exempt interest received from municipal bonds and bank-owned life insurance, among other factors. The increase in the effective tax rate for the three-month period ended March 31, 2023 as compared to the same period of 2022 is primarily a result of lower tax-exempt income.
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

	March 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$247,798	$52	$17,568	$230,282
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	201,094	—	29,554	171,540
Corporate bonds	111,290	19	9,643	101,666
Treasury securities	159,244	—	2,769	156,475
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	45,048	—	1,974	43,074
Total	$764,474	$71	$61,508	$703,037

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$317,376	$54	$22,304	$295,126
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	205,175	—	31,236	173,939
Corporate bonds	96,348	—	11,251	85,097
Treasury securities	158,935	—	3,652	155,283
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	47,213	—	2,190	45,023
Total	$825,047	$54	$70,633	$754,468
The fair values of securities with unrealized losses are as follows:

	March 31, 2023
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$80,551	$387	$114,603	$17,181	$195,154	$17,568
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	12,346	443	159,194	29,111	171,540	29,554
Corporate bonds	5,000	—	81,647	9,643	86,647	9,643
Treasury securities	156,474	2,769	—	—	156,474	2,769
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	43,075	1,974	43,075	1,974
Total	$254,371	$3,599	$398,519	$57,909	$652,890	$61,508

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$214,919	$8,958	$47,474	$13,346	$262,393	$22,304
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	53,732	6,135	118,017	25,101	171,749	31,236
Corporate bonds	32,517	3,629	47,580	7,622	80,097	11,251
Treasury securities	155,283	3,652	—	—	155,283	3,652
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	47,213	2,190	47,213	2,190
Total	$456,451	$22,374	$260,284	$48,259	$716,735	$70,633
There were 250 securities, or 86.8% (176 of which for greater than 12 months), in an unrealized loss position as of March 31, 2023. The unrealized losses at March 31, 2023 were primarily attributable to changes in market interest rates after the securities were purchased. The Company does not currently intend to sell and, based on current conditions, the Company does not believe it will be required to sell these available-for-sale securities before the recovery of the amortized cost basis, which may be the maturity dates of the securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. There were 311 securities, or 29.8% (101 of which for greater than 12 months), in an unrealized loss position as of December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had not recorded an allowance for credit losses on securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2023
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$86,522	$85,645
Due after 1 year through 5 years	221,691	218,313
Due after 5 years through 10 years	205,475	182,676
Due after 10 years	250,786	216,403
Total	$764,474	$703,037
Proceeds from sales of investment securities classified as available-for-sale were $61.4 million and $0 for the three months ended March 31, 2023 and 2022, respectively. Gross realized gains were $39,000 and $0 for the three months ended March 31, 2023 and 2022, respectively. There were no securities pledged to secure public deposits or for other purposes at March 31, 2023.
Note 12 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2023		December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$210,478	$210,478	$200,942	$200,942
Investment securities	703,037	703,037	754,468	754,468
Loans, net	1,057,119	977,053	1,069,367	1,004,682
Accrued interest receivable	7,508	7,508	8,297	8,297
Total	$1,978,142	$1,898,076	$2,033,074	$1,968,389
Balance sheet liabilities:
Deposits	$1,116,150	$1,116,150	$1,257,217	$1,257,217
Accounts and drafts payable	1,051,435	1,051,435	1,067,600	1,067,600
Accrued interest payable	176	176	66	66
Total	$2,167,761	$2,167,761	$2,324,883	$2,324,883
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

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$19,513	$19,036
Financial fees	11,259	10,532
Information services payment and processing revenue	30,772	29,568
Bank service fees	264	429
Fee revenue (in-scope of FASB ASC 606)	31,036	29,997
Other income (out-of-scope of FASB ASC 606)	1,071	433
Total fee revenue and other income	$32,107	$30,430
Note 14 – Leases
The Company leases certain premises under operating leases. As of March 31, 2023, the Company had lease liabilities of $9.3 million and right-of-use assets of $8.9 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three months ended March 31, 2023, operating lease cost was $357,000, short-term lease cost was $53,000, and there was no variable lease cost. At March 31, 2023, the weighted-average remaining lease term for the operating leases was 8.0 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.58%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2022 Annual Report on Form 10-K for information regarding these commitments.
A maturity analysis of operating lease liabilities and undiscounted cash flows as of March 31, 2023 is as follows:

(In thousands)	March 31, 2023
Lease payments due
Less than 1 year	$1,349
1-2 years	1,326
2-3 years	1,352
3-4 years	1,347
4-5 years	1,364
Over 5 years	3,875
Total undiscounted cash flows	10,613
Discount on cash flows	1,363
Total lease liability	$9,250
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2023.
Note 15 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2023. There were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Cass Information Systems, Inc. ("Cass" or the "Company") provides payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays facility-related invoices, which include electricity and gas as well as waste and telecommunications expenses, and is a provider of telecom expense management solutions. Cass solutions include integrated payments, a B2B payment platform for clients that require an agile fintech partner. Additionally, the Company offers a church management software solution and an on-line platform to provide generosity services for faith-based and non-profit organizations. The Company’s bank subsidiary, Cass Commercial Bank (the “Bank”), supports the Company’s payment operations. The Bank also provides banking services to its target markets, which include privately held businesses in the St. Louis metropolitan area and restaurant franchises and faith-based ministries within the United States.
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
Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2022 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income and conversely, a rise in the general level of interest rates can have a positive impact on net interest income. The cost of fuel is another factor that has a significant impact on the transportation sector. As the price of fuel goes up or down, the Company’s earnings increase or decrease with the dollar amount of transportation invoices.
Currently, management views Cass’ major opportunity as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company’s leadership position in applied technology, which when combined with the security and processing controls of the Bank, makes Cass unique in the industry.
Recent Industry Developments
During the first quarter of 2023, the banking industry experienced significant volatility with high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains strong. The Company had cash and cash equivalents of $210.5 million at March 31, 2023. In addition, all of the Company's investment securities are classified as available-for-sale and the Company expects to generate approximately $232.5 million of cash flows through amortization and maturities of investment securities within the next 16 months. The

Company also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these recent developments. The Company remains well-capitalized and has no nonperforming loans.
Critical Accounting Policies
The Company has prepared the consolidated financial statements in this report in accordance with the Financial Accounting Standards Board Accounting Standards Codification. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. The accounting policy that requires significant management estimates and is deemed critical to the Company’s results of operations or financial position has been discussed with the Audit and Risk Committee of the Board of Directors and is described below.
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
Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2023 (“First Quarter of 2023”) compared to the three-month period ended March 31, 2022 (“First Quarter of 2022”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2022 Annual Report on Form 10-K. Results of operations for the First Quarter of 2023 are not necessarily indicative of the results to be attained for any other period.
Summary of Results
The following table summarizes the Company’s operating results:

(In thousands except per share data)	First Quarter of
	2023	2022	% Change
Processing fees	$19,513	$19,036	2.5%
Financial fees	11,259	10,532	6.9%
Net interest income	16,898	11,903	42.0%
(Release of) provision for credit loss	(340)	230	(247.8)%
Other	1,335	862	54.9%
Total revenues	49,345	42,103	17.2%
Operating expense	40,372	31,828	26.8%
Income before income tax expense	8,973	10,275	(12.7)%
Income tax expense	1,856	2,017	(8.0)%
Net income	$7,117	$8,258	(13.8)%
Diluted earnings per share	$0.51	$0.60	(15.0)%
Return on average assets	1.15%	1.32%	—
Return on average equity	13.76%	14.21%	—
The Company recorded revenue of $49.3 million during the three months ended March 31, 2023, up 17.2% from the three months ended March 31, 2022, primarily driven by rising interest rates which positively impacted net interest income and financial fees. Operating expense increased 26.8% primarily driven by an increase in full-time equivalent employees and other expenses due to strategic investment in technology initiatives. Net income was $7.1 million and diluted EPS was $0.51 per share, decreases of 13.8% and 15.0% from the three months ended March 31, 2022, respectively.
The Company posted a 1.15% return on average assets and 13.76% return on average equity.
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

(In thousands)	First Quarter of
	2023	2022	% Change
Transportation invoice volume	9,098	8,958	1.6%
Transportation invoice dollar volume	$10,268,451	$10,855,180	(5.4)%
Facility-related transaction volume 1 2	3,468	3,293	5.3%
Facility-related dollar volume [2]	$5,313,385	$4,643,942	14.4%
Average payments in advance of funding	$240,890	$279,479	(13.8)%
Processing fees	$19,513	$19,036	2.5%
Financial fees	$11,259	$10,532	6.9%
Other fees	$1,335	$862	54.9%
1.Facility expense transaction volumes have been restated for the prior period to reflect total invoices processed. Previously, billing account numbers were utilized for the telecom division as a proxy for transactions.
2.Includes energy, telecom and environmental.
First Quarter of 2023 compared to First Quarter of 2022:
Financial fee revenue increased $727,000, or 6.9%, primarily attributable to the increase in short-term interest rates and increase in facility-related dollar volume of 14.4%, partially offset by a decline in transportation dollar volumes of 5.4%.
Processing fee revenue increased $477,000, or 2.5%, primarily attributable to the increase in transportation and facility-related transaction volumes of 1.6% and 5.3%, respectively.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	First Quarter of
	2023	2022	% Change
Average earnings assets	$2,162,734	$2,122,915	1.9%
Average interest-bearing liabilities	591,102	593,057	(0.3)%
Net interest income*	17,219	12,349	39.4%
Net interest margin*	3.23%	2.36%
Yield on earning assets*	3.84%	2.40%
Cost of interest-bearing liabilities	2.20%	0.15%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2023 and 2022.

First Quarter of 2023 compared to First Quarter of 2022:
The increase in net interest income is primarily due to the Federal Reserve's actions to increase the Federal Funds rate throughout 2022 and into the first quarter of 2023, positively affecting the net interest margin which increased to 3.23% as compared to 2.36% in the prior year. Additionally, average earning assets increased $39.8 million, or 1.9%, and contributed to the increase in net interest income. The yield on interest-earning assets increased 144 basis points from 2.40% to 3.84% while the cost of interest-bearing liabilities increased 205 basis points from 0.15% to 2.20%.
Average loans increased $116.3 million, or 12.1%, to $1.1 billion. This increase was due to loan growth during 2022, specifically in the Company's franchise restaurants, faith-based, and lease financing receivables portfolios. The average yield on loans increased 90 basis points to 4.61% primarily due to the increase in short-term interest rates.
Average investment securities increased $101.0 million, or 14.6%, as cash provided by increases in funding sources was utilized to purchase investment securities. The average yield on taxable investment securities increased 105 basis points to 2.54% as a result of the increase in short and long-term interest rates. The average yield on tax-exempt investment securities declined 10 basis points to 2.82%. These securities are longer term fixed rate and do not reprice as quickly in a rising interest rate environment.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, decreased $177.5 million, or 37.6%. The decrease is primarily a result of the increase in the average balances of investment securities and loans. The average yield on short-term investments increased 409 basis points to 4.28% primarily due to the increase in short-term interest rates that began in March 2022. The vast majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits decreased $2.0 million, or 0.3%. The average rate paid on interest-bearing deposits increased 203 basis points to 2.18% due to the increase in short-term interest rates.
Average demand deposits decreased $20.4 million, or 3.6%. The decrease was driven by deposit attrition as larger depository clients moved their funds to higher interest rate alternatives.
Average accounts and drafts payable increased $7.1 million, or 0.7%. The increase in average accounts and drafts payable was primarily driven by the increase in facility expense dollar volumes of 14.4%, partially offset by the decrease in transportation dollar volumes of 5.4%.
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

(In thousands)	First Quarter of 2023			First Quarter of 2022
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:	$1,076,221	$12,235	4.61%	$959,851	$8,777	3.71%
Investment securities[3]:
Taxable	571,673	3,586	2.54%	395,233	1,456	1.49%
Tax-exempt[4]	219,690	1,529	2.82%	295,152	2,123	2.92%
Short-term investments	295,150	3,113	4.28%	472,679	216	0.19%
Total interest-earning assets	2,162,734	20,463	3.84%	2,122,915	12,572	2.40%
Non-interest-earning assets
Cash and due from banks	22,044			22,781
Premises and equipment, net	20,433			18,706
Bank-owned life insurance	48,111			43,167
Goodwill and other intangibles	21,355			16,772
Payments in advance of funding	240,890			279,479
Unrealized loss on investment securities	(66,525)			(1,347)
Other assets	63,834			37,836
Allowance for credit losses	(13,535)			(12,046)
Total assets	$2,499,341			$2,528,263
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$523,410	$2,824	2.19%	$530,491	$136	0.10%
Savings deposits	7,102	22	1.26%	17,488	2	0.05%
Time deposits >= $100	23,803	110	1.87%	17,928	41	0.93%
Other time deposits	36,787	215	2.37%	27,150	44	0.66%
Total interest-bearing deposits	591,102	3,171	2.18%	593,057	223	0.15%
Short-term borrowings	5,833	73	5.08%	—	—	—%
Total interest-bearing liabilities	596,935	3,244	2.20%	593,057	223	0.15%
Non-interest bearing liabilities
Demand deposits	553,644			574,064
Accounts and drafts payable	1,095,182			1,088,105
Other liabilities	43,789			37,317
Total liabilities	2,289,550			2,292,543
Shareholders’ equity	209,791			235,720
Total liabilities and shareholders’ equity	$2,499,341			$2,528,263
Net interest income		$17,219			$12,349
Net interest margin			3.23%			2.36%
Interest spread			1.64%			2.25%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $220,000 and $225,000 for the first quarter of 2023 and 2022, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2023 and 2022. The tax-equivalent adjustment was approximately $321,000 and $446,000 for the first quarter of 2023 and 2022, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	First Quarter of 2023 Compared to First Quarter of 2022
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$1,150	$2,308	$3,458
Investment securities:
Taxable	827	1,303	2,130
Tax-exempt[2]	(527)	(67)	(594)
Short-term investments	(111)	3,008	2,897
Total interest income	1,339	6,552	7,891
Interest expense on:
Interest-bearing demand deposits	(2)	2,690	2,688
Savings deposits	(2)	22	20
Time deposits >=$100	17	52	69
Other time deposits	20	151	171
Short-term borrowings	37	36	73
Total interest expense	70	2,951	3,021
Net interest income	$1,269	$3,601	$4,870
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the three months ended March 31, 2023 and 2022.
Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a release of credit losses and off-balance sheet credit exposures of $340,000, and a provision for credit losses of $230,000 in the First Quarter of 2023 and 2022, respectively. The amount of the (release of) provision for credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the (release of) provision for credit losses will fluctuate as determined by these quarterly analyses. The release of credit losses in the First Quarter of 2023 was primarily driven by the decrease in loan balances outstanding from December 31, 2022.
The Company experienced no loan charge-offs in the First Quarter of 2023 and 2022. The ACL was $13.3 million at March 31, 2023 compared to $13.5 million at December 31, 2022. The ACL represented 1.24% of outstanding loans at March 31, 2023 and 1.25% of outstanding loans at December 31, 2022. The allowance for unfunded commitments was $177,000 at March 31, 2023 and $232,000 at December 31, 2022. There were no nonperforming loans outstanding at March 31, 2023. The Company had one loan that was considered an individually evaluated credit at December 31, 2022, with no specific allowance. This loan was paid off in full in January 2023.
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

Summary of Credit Loss Experience
The following table presents information on the Company's (release of) provision for credit losses and analysis of the ACL:

	First Quarter of
(In thousands)	2023	2022
Allowance for credit losses at beginning of period	$13,539	$12,041
(Release of) provision for credit losses	(285)	365
Allowance for credit losses at end of period	$13,254	$12,406

Allowance for unfunded commitments at beginning of period	$232	$367
(Release of) provision for credit losses	(55)	(135)
Allowance for unfunded commitments at end of period	$177	$232

Loans outstanding:
Average	$1,076,221	$959,851
March 31	1,070,373	977,203
Ratio of allowance for credit losses to loans outstanding at March 31	1.24%	1.27%

Operating Expenses
Total operating expenses for the First Quarter of 2023 increased $8.5 million, or 26.8%, compared to the First Quarter of 2022. The following table details the components of operating expenses:

(In thousands)	First Quarter of
	2023	2022
Salaries and commissions	$22,605	$19,631
Share-based compensation	1,950	1,340
Net periodic pension cost (benefit)	135	(618)
Other benefits	5,336	4,365
Personnel	$30,026	$24,718
Occupancy	855	915
Equipment	2,082	1,711
Amortization of intangible assets	195	135
Other operating	7,214	4,349
Total operating expense	$40,372	$31,828
First Quarter of 2023 compared to First Quarter of 2022:
Personnel expenses increased $5.3 million, or 21.5%. Salaries increased $3.0 million, or 15.1%, as a result of merit increases, wage pressures, and an increase in average full-time equivalent employees of 13.2% due to the Touchpoint acquisition and strategic investment in various technology initiatives. Share-based compensation increased $610,000 primarily related to executive succession matters. Pension expense increased $753,000. Despite the Company’s defined benefit pension plan being frozen in the first quarter of 2021 resulting in no service cost in subsequent periods, expense increased as a result of the accounting impact of the decline in plan assets during 2022 and corresponding decline in expected return on plan assets for 2023. Other benefits, such as 401(k) match, health insurance and payroll taxes, increased

$971,000, or 22.2%, primarily due to the 13.2% increase in average full-time equivalent employees as well as a significant increase in employer health insurance costs over prior year levels.
Other operating expenses increased $2.9 million, or 65.9%. Certain expense categories such as outside service fees and data processing fees are elevated as the Company invests in, and transitions to, improved technology. Multiple technology platforms are being maintained prior to switching over to what the Company believes will be more efficient technology platforms for facility and transportation data entry processing by the end of 2023.
Financial Condition
Total assets at March 31, 2023 were $2.4 billion, a decrease of $145.6 million, or 5.7%, from December 31, 2022.
The Company experienced an increase in cash and cash equivalents of $9.5 million, or 4.7%. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily affected by changes in funding sources, mainly accounts and drafts payable and deposits, cash flows in and out of loans, investments securities and payments in advance of funding.
The investment securities portfolio decreased $51.4 million, or 6.8%, during the first three months of 2023. The decrease is primarily due to the sale of $61.4 million of short-term securities partially offset by purchases of $15.2 million and a decrease in unrealized losses as a result of the decline in market interest rates during the first quarter of 2023.
Loans decreased $12.5 million, or 1.2%. The decrease was primarily due to a decrease in lease financing receivables of $15.7 million.
Payments in advance of funding decreased $34.0 million, or 11.6%. The decrease in the balance is primarily due to a 5.4% decrease in transportation dollar volumes, which led to fewer dollars advanced to freight carriers.
Accounts and drafts receivable from customers decreased $58.5 million, or 61.1%, from December 31, 2022. The decrease is solely due to timing of customer funding.
Total liabilities at March 31, 2023 were $2.2 billion, a decrease of $156.8 million, or 6.6%, from December 31, 2022.
Total deposits at March 31, 2023 were $1.1 billion, a decrease of $141.1 million, or 11.2%, from December 31, 2022. The decrease in deposits was partially due to seasonality with corporate clients making tax and annual bonus payments and fulfilling other operating needs as the Company generally sees a decline in depository balances during the first quarter. In addition, the Company experienced deposit attrition as larger depository clients moved their funds to higher interest rate alternates outside of Cass Commercial Bank.
Accounts and drafts payable at March 31, 2023 were $1.1 billion, a decrease of $16.2 million, or 1.5%, from December 31, 2022. The decrease in these balances, which are non-interest bearing, are primarily reflective of the decrease in transportation dollar volumes of 5.4%, partially offset by the increase in facility expense dollar volumes of 14.4%. Accounts and drafts payable are a stable source of funding generated by payment float from transportation and facility clients. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are generally a more meaningful measure of accounts and drafts payable.
Total shareholders’ equity at March 31, 2023 was $217.5 million, an $11.2 million, or 5.4%, increase from December 31, 2022. The increase in shareholders’ equity is a result of first quarter 2023 earnings and a decrease in accumulated other comprehensive loss of $7.1 million due to the decline in market interest rates and resulting positive impact on the fair value of available-for-sale investment securities. These increases were partially offset by dividends paid of $4.0 million.
Liquidity and Capital Resources
The discipline of liquidity management as practiced by the Company seeks to ensure that funds are available to fulfill all payment obligations relating to invoices processed as they become due and meet depositor withdrawal requests and borrower credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in supply of funds. Primary liquidity to meet demand is provided by short-term liquid assets that can be converted to cash, maturing securities and the ability to obtain funds from external sources. The Company's Asset/Liability Committee has direct oversight responsibility for the Company's liquidity position and profile. Management considers both on-balance sheet and off-balance sheet items in its evaluation of liquidity.

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $210.5 million at March 31, 2023, an increase of $9.5 million, or 4.7%, from December 31, 2022. At March 31, 2023, these assets represented 8.7% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities were $703.0 million at March 31, 2023, a decrease of $51.4 million from December 31, 2022. These assets represented 29.0% of total assets at March 31, 2023. Of the total portfolio, 12.3% mature in one year, 30.9% mature in one to five years, and 56.8% mature in five or more years. The Company expects to generate approximately $232.5 million of cash flows through amortization and maturities of investment securities within the next 16 months.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of March 31, 2023, the Bank also has secured lines of credit with the Federal Home Loan Bank of $216.1 million collateralized by mortgage loans. The Company also has secured lines of credit from three banks up to a maximum of $200.0 million in aggregate collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of March 31, 2023 or December 31, 2022.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank, including CassPay and faith-based customers. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $36.9 million of CDARS deposits and interest-bearing demand deposits include $96.0 million of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.
Net cash flows provided by operating activities were $9.3 million for the three months ended March 31, 2023, compared to $14.7 million for the three months ended March 31, 2022, a decrease of $5.4 million. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2023, which are estimated to range from $8 million to $10 million.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $8.5 million and $10.1 million for the three-months ended March 31, 2023 and 2022, respectively, a decrease of $1.6 million. The decrease was due to the decrease in net income of $1.1 million and decrease in net amortization of premium/discount on investment securities of $529,000. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment.
Other factors impacting the $5.4 million decrease in net cash provided by operating activities include:
•A decrease in other operating activities, net of $3.1 million, primarily due to changes in various accounts receivable and payable;
•An increase in accounts receivable of $1.2 million due to the timing of customer payments; and
•A change in the (release of) provision for credit losses of $570,000 primarily due to changes in loans outstanding during the respective periods.

These factors were partially offset by:
•An increase in stock-based compensation expense of $610,000 primarily related to executive succession matters; and
•An increase in the pension liability of $741,000.
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
As a financial institution, a significant source of the Company’s earnings is generated from net interest income. Therefore, the prevailing interest rate environment is important to the Company’s performance. A major portion of the Company’s funding sources are the non interest-bearing accounts and drafts payable generated from its payment and information processing services. Accordingly, higher levels of interest rates will generally allow the Company to earn more net interest income. Conversely, a lower interest rate environment will generally tend to depress net interest income. The Company actively manages its balance sheet in an effort to maximize net interest income as the interest rate environment changes. If the primary source of liquidity is reduced in a low interest rate environment, a greater reliance would be placed on secondary sources of liquidity including borrowing lines, the ability of the Bank to generate deposits, and the investment portfolio to ensure overall liquidity remains at acceptable levels.
The overall level of economic activity can have a significant impact on the Company’s ability to generate revenues and income, as the volume and size of customer invoices processed may increase or decrease. Lower levels of economic activity decrease both fee income (as fewer invoices are processed) and balances of accounts and drafts payable (as fewer invoices are processed) from the Company's transportation customers
The relative level of energy costs can impact the Company’s earnings and available liquidity. Lower levels of energy costs will tend to decrease transportation and energy invoice amounts resulting in a corresponding decrease in accounts and drafts payable. Decreases in accounts and drafts payable generate lower interest income and reduce liquidity.
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
The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2023
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$261,432	14.49%	$144,307	8.00%	$ N/A	N/A %
Cass Commercial Bank	184,901	15.98	92,549	8.00	115,686	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	248,178	13.76	81,172	4.50	N/A	N/A
Cass Commercial Bank	172,384	14.90	52,059	4.50	75,196	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	248,178	13.76	108,230	6.00	N/A	N/A
Cass Commercial Bank	172,384	14.90	69,412	6.00	92,549	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	248,178	10.01	99,124	4.00	N/A	N/A
Cass Commercial Bank	172,384	11.30	61,009	4.00	76,261	5.00
At December 31, 2022
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$257,313	13.52%	$152,306	8.00%	$ N/A	N/A %
Cass Commercial Bank	186,075	16.00	93,044	8.00	116,305	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	243,774	12.80	85,672	4.50	N/A	N/A
Cass Commercial Bank	172,848	14.86	52,337	4.50	75,598	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	243,774	12.80	114,229	6.00	N/A	N/A
Cass Commercial Bank	172,848	14.86	69,783	6.00	93,044	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	243,771	9.52	102,386	4.00	N/A	N/A
Cass Commercial Bank	172,848	10.77	64,196	4.00	80,245	5.00

Impact of Inflation
Inflation could have the impact of increasing operating expenses, such as compensation expense. Inflationary pressures may also have an impact on total assets, earnings and capital, which could impact the Company's ability to grow. During 2021 and 2022, supply chain disruption, rising energy prices and inflation, among other factors, had the impact of increasing the average balance of accounts and drafts payable and total assets. An increase in total assets could have the impact of decreasing our regulatory capital ratios if earnings and total regulatory capital do not increase at the same rate.
As a result of rising inflation, the Federal Reserve increased the Federal Funds rate over the course of 2022 and into the first quarter of 2023. The increase in the Federal Funds rate has contributed to the increase in the Company's net interest margin, therefore positively impacting net interest income. There can be no assurance that further increases in the Federal Funds rate will occur, and the Company continues to monitor such impact to its future levels of net interest income.
Impact of New and Not Yet Adopted Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL methodology for estimating allowances for credit losses and enhances the disclosure requirements for loan restructurings made with borrowers experiencing financial difficulty. Instead, entities are required to evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or continuation of an existing loan. In addition, the amendments require a public business entity to disclose current period gross charge-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The implementation of this ASU effective January 1, 2023 did not have a material impact on the consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management.
The following table summarizes simulated changes in net interest income versus unchanged rates over the next 12 months as of March 31, 2023 and December 31, 2022.

	% change in projected net interest income
	March 31, 2023	December 31, 2022
+200 basis points	10.8%	10.6%
+100 basis points	4.7%	4.2%
Flat rates	—%	—%
-100 basis points	(1.1)%	—%
-200 basis points	(1.3)%	(1.5)%
The Company is generally asset sensitive as average interest-earning assets of $2.16 billion for the first quarter of 2023 greatly exceeded average interest-bearing liabilities of $596.9 million. The table above on the projected impact of interest rate shocks results from a static balance sheet at March 31, 2023.
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
There were no changes in the First Quarter of 2023 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.
ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2022, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). Except as set forth below, there are no material changes to the Risk Factors as disclosed in the Company’s 2022 Annual Report on Form 10-K.
The Company could experience an unexpected inability to obtain needed liquidity which could adversely affect the Company's business, profitability, and viability as a going concern.
Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in March 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution's ability to satisfy its obligations to depositors. The Company seeks to ensure funding needs are met by maintaining a level of liquidity through asset and liability management. If the Company becomes unable to obtain funds when needed, it could have a material adverse effect on its business, financial condition, and results of operations.
Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.
The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank, and First Republic Bank have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.
Rising interest rates have decreased the value of the Company’s available-for-sale securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the fair value of previously issued government and other fixed income securities has declined significantly, resulting in unrealized losses. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral at par to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.

The Company anticipates increased regulatory scrutiny and new regulations designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by regulators on deposit composition and the level of uninsured deposits. As primarily a commercial bank, the Bank has a higher degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the First Quarter of 2023.
ITEM 6. EXHIBITS

Exhibit 10.1 Amended and Restated Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 21, 2023.*

Exhibit 10.2 Form of Restricted Stock Award Agreement for Employees, incorporated by reference to Exhibit 10.8 to the current report on Form 8-K, filed with the SEC on April 21, 2023.*

Exhibit 10.3 Form of Restricted Stock Award Agreement for Non-Employee Directors.

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

*Management contract or compensatory plan arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASS INFORMATION SYSTEMS, INC.

DATE: May 9, 2023	By	/s/ Martin H. Resch
Martin H. Resch
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 9, 2023	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)