Form 10-Q
period 2023-06-30
CASS INFORMATION SYSTEMS INC
filed 2023-08-07
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of July 27, 2023: Common stock, par value $.50 per share – 13,666,955 shares outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Cash and due from banks	$27,361	$20,995
Short-term investments	243,112	179,947
Cash and cash equivalents	270,473	200,942
Securities available-for-sale, at fair value	637,513	754,468

Loans	1,055,848	1,082,906
Less: Allowance for credit losses	13,194	13,539
Loans, net	1,042,654	1,069,367
Payments in advance of funding	269,180	293,775
Premises and equipment, net	24,320	19,958
Investment in bank-owned life insurance	48,564	47,998
Goodwill	17,309	17,309
Other intangible assets, net	3,735	4,126
Accounts and drafts receivable from customers	83,627	95,779
Other assets	73,421	69,301
Total assets	$2,470,796	$2,573,023

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$679,107	$642,757
Interest-bearing	512,327	614,460
Total deposits	1,191,434	1,257,217
Accounts and drafts payable	1,021,524	1,067,600
Other liabilities	42,692	41,881
Total liabilities	2,255,650	2,366,698

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at June 30, 2023 and December 31, 2022; 13,668,077 and 13,669,656 shares outstanding at June 30, 2023 and December 31, 2022, respectively.	7,753	7,753
Additional paid-in capital	206,734	207,422
Retained earnings	137,996	131,682
Common shares in treasury, at cost (1,837,695 shares at June 30, 2023 and 1,836,116 shares at December 31, 2022)	(80,943)	(81,211)
Accumulated other comprehensive loss	(56,394)	(59,321)
Total shareholders’ equity	215,146	206,325
Total liabilities and shareholders’ equity	$2,470,796	$2,573,023
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fee Revenue and Other Income:
Processing fees	$19,386	$19,184	$38,899	$38,220
Financial fees	11,662	10,623	22,921	21,155
Other	1,025	844	2,360	1,706
Total fee revenue and other income	32,073	30,651	64,180	61,081

Interest Income:
Interest and fees on loans	12,931	9,107	25,166	17,884
Interest and dividends on securities:
Taxable	3,688	2,276	7,274	3,732
Exempt from federal income taxes	989	1,639	2,197	3,316
Interest on federal funds sold and other short-term investments	2,100	958	5,213	1,174
Total interest income	19,708	13,980	39,850	26,106

Interest Expense:
Interest on deposits	3,651	339	6,822	562
Interest on short-term borrowings	43	—	116	—
Total interest expense	3,694	339	6,938	562
Net interest income	16,014	13,641	32,912	25,544
(Release of) provision for credit losses	(120)	70	(460)	300
Net interest income after (release of) provision for credit losses	16,134	13,571	33,372	25,244
Total net revenue	48,207	44,222	97,552	86,325

Operating Expense:
Personnel	29,432	26,033	59,458	50,751
Occupancy	907	916	1,762	1,831
Equipment	1,749	1,660	3,399	3,371
Amortization of intangible assets	195	155	390	290
Other operating expense	7,056	4,875	14,702	9,224
Total operating expense	39,339	33,639	79,711	65,467
Income before income tax expense	8,868	10,583	17,841	20,858
Income tax expense	1,730	2,021	3,586	4,038
Net income	$7,138	$8,562	$14,255	$16,820

Basic earnings per share	$.53	$.63	$1.05	$1.24
Diluted earnings per share	.52	.62	1.03	1.22
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Comprehensive Income:
Net income	$7,138	$8,562	$14,255	$16,820
Other comprehensive income (loss):
Net unrealized (loss) gain on securities available-for-sale	(5,627)	(23,538)	3,554	(61,037)
Tax effect	1,339	5,602	(846)	14,527
Reclassification adjustments for losses (gains) included in net income	199	(2)	160	(2)
Tax effect	(47)	—	(38)	—
Foreign currency translation adjustments	12	(209)	97	(210)
Total comprehensive income (loss)	$3,014	$(9,585)	$17,182	$(29,902)
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$14,255	$16,820
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	390	290
Net amortization of premium/discount on investment securities	2,287	3,321
Depreciation	2,028	2,036
Losses (gains) on sales of securities	160	(2)
Stock-based compensation expense	2,859	3,172
(Release of) provision for credit losses	(460)	300
(Decrease) increase in current income tax liability	(1,036)	634
Increase (decrease) in pension liability	224	(1,274)
Increase in accounts receivable	(5,446)	(1,805)
Other operating activities, net	1,712	7,570
Net cash provided by operating activities	16,973	31,062

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	111,053	1,521
Proceeds from maturities of securities available-for-sale	22,501	30,357
Purchase of securities available-for-sale	(15,332)	(162,853)
Net decrease in loans	27,058	1,092
Purchase of bank-owned life insurance	—	(4,259)
Asset acquisition of Touchpoint	—	(4,425)
Decrease (increase) in payments in advance of funding	24,595	(21,745)
Purchases of premises and equipment, net	(6,390)	(3,393)
Net cash provided by (used in) investing activities	163,485	(163,705)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	36,350	21,850
Net decrease in interest-bearing demand and savings deposits	(122,399)	(48,982)
Net increase (decrease) in time deposits	20,266	(4,796)
Net decrease (increase) in accounts and drafts receivable from customers	12,152	(24,139)
Net decrease in accounts and drafts payable	(46,076)	(51,526)
Cash dividends paid	(7,941)	(7,654)
Purchase of common shares for treasury	(2,377)	(5,299)
Other financing activities, net	(902)	(505)
Net cash used in financing activities	(110,927)	(121,051)
Net increase (decrease) in cash and cash equivalents	69,531	(253,694)
Cash and cash equivalents at beginning of period	200,942	514,928
Cash and cash equivalents at end of period	$270,473	$261,234

Supplemental information:
Cash paid for interest	$6,697	$549
Cash paid for income taxes	4,598	2,609
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2022	$7,753	$203,149	$116,646	$(82,348)	$(28,122)	$217,078
Net income			8,562			8,562
Cash dividends ($0.28 per share)			(3,822)			(3,822)
Issuance of 18,637 common shares pursuant to stock-based compensation plan, net		(749)		819		70
Stock-based compensation expense		2,082				2,082
Purchase of 5,500 common shares				(213)		(213)
Other comprehensive loss					(18,143)	(18,143)
Balance, June 30, 2022	$7,753	$204,482	$121,386	$(81,742)	$(46,265)	$205,614

Balance, March 31, 2023	$7,753	$206,614	$134,822	$(79,419)	$(52,270)	$217,500
Net income			7,138			7,138
Cash dividends ($0.29 per share)			(3,964)			(3,964)
Issuance of 19,687 common shares pursuant to stock-based compensation plan, net		(807)		871		64
Stock-based compensation expense		927		(18)		909
Purchase of 63,305 common shares				(2,377)		(2,377)
Other comprehensive loss					(4,124)	(4,124)
Balance, June 30, 2023	$7,753	$206,734	$137,996	$(80,943)	$(56,394)	$215,146

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2021	$7,753	$204,276	$112,220	$(78,904)	$453	$245,798
Net income			16,820			16,820
Cash dividends ($.56 per share)			(7,654)			(7,654)
Issuance of 76,909 common shares pursuant to stock-based compensation plan, net		(2,638)		2,218		(420)
Exercise of SARs		(328)		243		(85)
Stock-based compensation expense		3,172				3,172
Purchase of 130,374 common shares				(5,299)		(5,299)
Other comprehensive loss					(46,718)	(46,718)
Balance, June 30, 2022	$7,753	$204,482	$121,386	$(81,742)	$(46,265)	$205,614

Balance, December 31, 2022	$7,753	$207,422	$131,682	$(81,211)	$(59,321)	$206,325
Net income			14,255			14,255
Cash dividends ($.58 per share)			(7,941)			(7,941)
Issuance of 81,221 common shares pursuant to stock-based compensation plan, net		(3,327)		2,541		(786)
Exercise of SARs		(238)		122		(116)
Stock-based compensation expense		2,877		(18)		2,859
Purchase of 63,305 common shares				(2,377)		(2,377)
Other comprehensive gain					2,927	2,927
Balance, June 30, 2023	$7,753	$206,734	$137,996	$(80,943)	$(56,394)	$215,146
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K").
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
Details of the Company’s intangible assets are as follows:

	June 30, 2023		December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,470	$(4,706)	$6,470	$(4,561)
Patents	72	(34)	72	(32)
Software	3,212	(1,721)	3,212	(1,508)
Trade name	373	(56)	373	(42)
Other	500	(375)	500	(358)
Unamortized intangible assets:
Goodwill	17,309	—	17,309	—
Total intangible assets	$27,936	$(6,892)	$27,936	$(6,501)
The customer lists are amortized over 7 to 10 years; the patents over 18 years; software over 3 to 7 years; the trade name over 10 to 20 years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $195,000 and $155,000 for the three month periods ended June 30, 2023 and 2022, respectively. Amortization of intangible assets amounted to $390,000 and $290,000 for the six-month periods ended June 30, 2023 and 2022, respectively. Estimated annual amortization of intangibles is $780,000 in 2023, $738,000 in 2024, $730,000 in 2025, $582,000 in 2026, and $262,000 in 2027.
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

The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic
Net income	$7,138	$8,562	$14,255	$16,820
Weighted-average common shares outstanding	13,553,346	13,542,677	13,576,281	13,560,237
Basic earnings per share	$0.53	$0.63	$1.05	$1.24

Diluted
Net income	$7,138	$8,562	$14,255	$16,820
Weighted-average common shares outstanding	13,553,346	13,542,677	13,576,281	13,560,237
Effect of dilutive restricted stock and stock appreciation rights	300,696	258,864	282,412	247,611
Weighted-average common shares outstanding assuming dilution	13,854,042	13,801,541	13,858,693	13,807,848
Diluted earnings per share	$0.52	$0.62	$1.03	$1.22
Note 4 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, in October 2021, the Board of Directors authorized the repurchase of up to 750,000 shares of the Company’s common stock with no expiration date. As of June 30, 2023, 277,402 shares remained available for repurchase under the program. The Company repurchased 63,305 and 5,500 shares during the three-month periods ended June 30, 2023 and 2022, and 63,305 and 130,374 shares during the six-month periods ended June 30, 2023 and 2022. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.
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
The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s 2022 Form 10-K. Management evaluates segment performance based on pre-tax income after allocations for corporate expenses. Transactions between segments are accounted for at what management believes to be fair value.
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
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2023:
Fee income	$31,360	$626	$87	$32,073
Interest income	9,463	13,829	(3,584)	19,708
Interest expense	69	7,340	(3,715)	3,694
Intersegment income (expense)	(1,062)	1,062	—	—
Tax-equivalized pre-tax income	5,873	2,776	219	8,868
Goodwill	17,173	136	—	17,309
Other intangible assets, net	3,735	—	—	3,735
Total assets	1,602,932	1,150,293	(282,429)	2,470,796
Average funding sources	1,327,251	784,068	—	2,111,319
Three Months Ended June 30, 2022:
Fee income	$29,660	$717	$274	$30,651
Interest income	5,778	9,336	(1,134)	13,980
Interest expense	34	328	(23)	339
Intersegment income (expense)	(910)	910	—	—
Tax-equivalized pre-tax income	5,980	5,441	(838)	10,583
Goodwill	17,173	136	—	17,309
Other intangible assets, net	4,516	—	—	4,516
Total assets	1,376,262	1,086,799	(19,073)	2,443,988
Average funding sources	1,390,567	974,681	—	2,365,248
Six Months Ended June 30, 2023:
Fee income	$62,437	$1,337	$406	$64,180
Interest income	18,910	27,006	(6,066)	39,850
Interest expense	167	12,773	(6,002)	6,938
Intersegment income (expense)	(1,976)	1,976	—	—
Tax-equivalized pre-tax income	10,864	6,635	342	17,841
Goodwill	17,173	136	—	17,309
Other intangible assets, net	3,735	—	—	3,735
Total assets	1,602,932	1,150,293	(282,429)	2,470,796
Average funding sources	1,342,061	833,207	—	2,175,268
Six Months Ended June 30, 2022:
Fee income	$58,844	$1,670	$567	$61,081
Interest income	10,128	18,189	(2,211)	26,106
Interest expense	40	553	(31)	562
Intersegment income (expense)	(1,674)	1,674	—	—
Tax-equivalized pre-tax income	11,870	10,602	(1,614)	20,858
Goodwill	17,173	136	—	17,309
Other intangible assets, net	4,516	—	—	4,516
Total assets	1,376,262	1,086,799	(19,073)	2,443,988
Average funding sources	1,339,769	970,772	—	2,310,541

Note 6 – Loans by Type
A summary of loans is as follows:

(In thousands)	June 30, 2023	December 31, 2022
Commercial and industrial	$534,128	$561,616
Real estate:
Commercial:
Mortgage	115,335	108,166
Construction	20,330	17,874
Faith-based:
Mortgage	376,127	387,114
Construction	9,928	8,094
Other	—	42
Total loans	$1,055,848	$1,082,906
The following table presents the aging of loans past due by category at June 30, 2023 and December 31, 2022:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
June 30, 2023
Commercial and industrial	$534,128	$—	$—	$—	$—	$534,128
Real estate
Commercial:
Mortgage	115,335	—	—	—	—	115,335
Construction	20,330	—	—	—	—	20,330
Faith-based:
Mortgage	376,127	—	—	—	—	376,127
Construction	9,928	—	—	—	—	9,928
Total	$1,055,848	$—	$—	$—	$—	$1,055,848
December 31, 2022
Commercial and industrial	$560,466	$—	$—	$—	$1,150	$561,616
Real estate
Commercial:
Mortgage	108,166	—	—	—	—	108,166
Construction	17,874	—	—	—	—	17,874
Faith-based:
Mortgage	387,114	—	—	—	—	387,114
Construction	8,094	—	—	—	—	8,094
Other	42	—	—	—	—	42
Total	$1,081,756	$—	$—	$—	$1,150	$1,082,906

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of June 30, 2023 and December 31, 2022:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
June 30, 2023
Commercial and industrial	$523,176	$10,952	$—	$534,128
Real estate
Commercial:
Mortgage	115,335	—	—	115,335
Construction	20,330	—	—	20,330
Faith-based:
Mortgage	369,338	6,789	—	376,127
Construction	9,928	—	—	9,928
Total	$1,038,107	$17,741	$—	$1,055,848
December 31, 2022
Commercial and industrial	$549,241	$11,225	$1,150	$561,616
Real estate
Commercial:
Mortgage	108,166	—	—	108,166
Construction	17,874	—	—	17,874
Faith-based:
Mortgage	386,169	945	—	387,114
Construction	8,094	—	—	8,094
Other	42	—	—	42
Total	$1,069,586	$12,170	$1,150	$1,082,906

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
The following table shows the amortized cost of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the six months ended June 30, 2023, segregated by category and type of modification.

(In thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Percentage of Total Loans Held for Investment
June 30, 2023
Commercial and industrial	$—	$10,952	$—	$—	2.05%
Total	$—	$10,952	$—	$—	1.04%
There were two loans modified during the six months ended June 30, 2023. The terms were extended by periods of two and three years and there was not an interest rate reduction associated with the modifications.
The following table shows the performance of loans that have been modified to borrowers experiencing financial difficulty during the six months ended June 30, 2023.

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
June 30, 2023
Commercial and industrial	$10,952	$—	$—	$—	$—
Total	$10,952	$—	$—	$—	$—
There were no modified loans that had a payment default during the six months ended June 30, 2023 and that had been modified due to the borrower experiencing financial difficulty within the 12 previous months preceding the default.
Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. There were no loans written off during the six months ended June 30, 2023.
Prior to the adoption of ASU 2022-02, there were no loans considered troubled debt restructurings as of June 30, 2022 or December 31, 2022.
The Company had no loans evaluated for expected credit losses on an individual basis as of June 30, 2023. The Company had one loan that was considered an individually evaluated credit at December 31, 2022, with no specific allowance. This loan was paid off in full in January 2023. There were no foreclosed loans recorded as other real estate owned as of June 30, 2023 or December 31, 2022.
A summary of the activity in the allowance for credit losses (“ACL”) by category for the six month period ended June 30, 2023 and year-ended December 31, 2022 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at December 31, 2021	$5,034	$1,031	$5,684	$292	$12,041
Provision for (release of) credit losses	931	(91)	753	(108)	1,485
Recoveries	13	—	—	—	13
Balance at December 31, 2022	$5,978	$940	$6,437	$184	$13,539
(Release of) provision for credit losses (1)	(282)	42	(130)	25	(345)
Recoveries	—	—	—	—	—
Balance at June 30, 2023	$5,696	$982	$6,307	$209	$13,194

(1)	For the six month period ended June 30, 2023 and year-ended December 31, 2022, there was a release of credit losses of $115,000 and $135,000, respectively, for unfunded commitments.
Note 7 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. As more fully described in the Form 10-K, such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. An allowance for unfunded commitments of $117,000 and $232,000 had been recorded at June 30, 2023 and December 31, 2022, respectively.
At June 30, 2023, the balances of unfunded commitments, standby and commercial letters of credit were $198.2 million, $14.0 million, and $822,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.
Note 8 – Stock-Based Compensation
Stock-based compensation awards have historically been issued under the Company's Amended and Restated Omnibus Stock and Performance Compensation Plan (the "Prior Plan"), which was amended and last approved by shareholders in 2013. The Company issued shares out of treasury stock for these awards until the expiration of the Prior Plan on April 17, 2023. During the six months ended June 30, 2023, 35,035 restricted shares and 48,262 performance-based restricted shares were granted under the Prior Plan.
On February 16, 2023, the Board of Directors adopted the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan") to replace the Prior Plan, subject to shareholder approval which occurred on April 18, 2023. Subsequent to this date, the Company will issue stock-based compensation awards under the 2023 Omnibus Plan. During the six months ended June 30, 2023, 19,687 restricted shares and 3,191 performance-based restricted shares were granted under the 2023 Omnibus Plan.
Stock-based compensation expense for the three months ended June 30, 2023 and 2022 was $909,000 and $2.1 million, respectively, and $2.9 million and $3.2 million for the six months ended June 30, 2023 and 2022.
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

As of June 30, 2023, the total unrecognized compensation expense related to non-vested restricted shares was $2.4 million, and the related weighted-average period over which it is expected to be recognized is approximately 0.77 years.
Following is a summary of the activity of the Company's restricted stock for the six months ended June 30, 2023, with total shares and weighted-average fair value:

	Six Months Ended June 30, 2023
	Shares	Fair Value
Balance at December 31, 2022	205,565	$42.64
Granted	54,722	44.78
Vested	(21,691)	53.16
Forfeitures	(398)	40.15
Balance at June 30, 2023	238,198	$42.18
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
Following is a summary of the activity of the PBRS for the six months ended June 30, 2023, based on 100% of target value:

	Six Months Ended June 30, 2023
	Shares	Fair Value
Balance at December 31, 2022	138,785	$43.19
Granted	51,453	48.19
Vested	(30,567)	54.02
Forfeitures	(598)	40.15
Balance at June 30, 2023	159,073	$42.74
The PBRS that vested during the six months ended June 30, 2023 were based on the Company's achievement of 86.7% of target financial goals, resulting in the issuance of 26,499 shares of common stock. The outstanding PBRS at June 30, 2023 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
SARs
There were no SARs granted and no expense recognized during the six months ended June 30, 2023. Following is a summary of the activity of the Company’s SARs program for the six months ended June 30, 2023:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2022	46,325	$41.62	0.73	$192
Exercised	(15,916)	31.92	—	—
Exercisable at June 30, 2023	30,409	$46.70	0.59	$—
All SARs were vested at June 30, 2023.

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
The Company recorded a net periodic pension cost of $138,000 and $273,000 for the three and six month period ended June 30, 2023, respectively, and a net periodic pension benefit of $613,000 and $1.2 million for the three and six month period ended June 30, 2022, respectively. The Company made no contributions to the Plan during the six month period ended June 30, 2023 and is evaluating the amount of contributions, if any, for the remainder of 2023.
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
SERP cost recorded to expense was $118,000 and $236,000 for the three and six month periods ended June 30, 2023, respectively, and $106,000 and $213,000 for the three and six month periods ended June 30, 2022, respectively.
Note 10 – Income Taxes
The effective tax rate was 19.5% and 20.1% for the three and six month periods ended June 30, 2023, respectively, and 19.1% and 19.4% for the three and six month periods June 30, 2022, respectively. The effective tax rate for all periods differs from the statutory rate of 21% primarily due to the tax-exempt interest received from municipal bonds and bank-owned life insurance, among other factors. The increase in the effective tax rate for the six month period ended June 30, 2023 as compared to the same period of 2022 is primarily a result of lower tax-exempt income.
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

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$243,231	$1	$19,799	$223,433
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	196,521	—	32,669	163,852
Corporate bonds	111,231	—	10,068	101,163
Treasury securities	109,666	—	2,770	106,896
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	43,729	—	1,560	42,169
Total	$704,378	$1	$66,866	$637,513

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$317,376	$54	$22,304	$295,126
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	205,175	—	31,236	173,939
Corporate bonds	96,348	—	11,251	85,097
Treasury securities	158,935	—	3,652	155,283
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	47,213	—	2,190	45,023
Total	$825,047	$54	$70,633	$754,468
The fair values of securities with unrealized losses are as follows:

	June 30, 2023
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$104,329	$1,171	$118,103	$18,628	$222,432	$19,799
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	11,581	608	152,271	32,061	163,852	32,669
Corporate bonds	14,846	155	81,318	9,913	96,164	10,068
Treasury securities	9,656	247	97,240	2,523	106,896	2,770
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	42,169	1,560	42,169	1,560
Total	$140,412	$2,181	$491,101	$64,685	$631,513	$66,866

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$214,919	$8,958	$47,474	$13,346	$262,393	$22,304
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	53,732	6,135	118,017	25,101	171,749	31,236
Corporate bonds	32,517	3,629	47,580	7,622	80,097	11,251
Treasury securities	155,283	3,652	—	—	155,283	3,652
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	47,213	2,190	47,213	2,190
Total	$456,451	$22,374	$260,284	$48,259	$716,735	$70,633
There were 280 securities, or 98.9% (183 of which for greater than 12 months), in an unrealized loss position as of June 30, 2023. The unrealized losses at June 30, 2023 were primarily attributable to changes in market interest rates after the securities were purchased. The Company does not currently intend to sell and, based on current conditions, the Company does not believe it will be required to sell these available-for-sale securities before the recovery of the amortized cost basis, which may be the maturity dates of the securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. There were 311 securities, or 91.7% (101 of which for greater than 12 months), in an unrealized loss position as of December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had not recorded an allowance for credit losses on securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2023
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$114,522	$111,901
Due after 1 year through 5 years	144,547	141,874
Due after 5 years through 10 years	205,751	179,827
Due after 10 years	239,558	203,911
Total	$704,378	$637,513
Proceeds from sales of investment securities classified as available-for-sale were $49.6 million and $111.1 million for the three and six months ended June 30, 2023 and $1.5 million for both the three and six months ended June 30, 2022, respectively. Gross realized losses were $199,000 and $347,000 for the three and six months ended June 30, 2023, respectively, and there were no gross realized losses for both the three and six months ended June 30, 2022. Gross realized gains were $0 and $187,000 for the three and six months ended June 30, 2023, respectively, and were $2,000 for both the three and six months ended June 30, 2022. There were no securities pledged to secure public deposits or for other purposes at June 30, 2023.

Note 12 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2023		December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$270,473	$270,473	$200,942	$200,942
Investment securities	637,513	637,513	754,468	754,468
Loans, net	1,042,654	993,935	1,069,367	1,004,682
Accrued interest receivable	7,790	7,790	8,297	8,297
Total	$1,958,430	$1,909,711	$2,033,074	$1,968,389
Balance sheet liabilities:
Deposits	$1,191,434	$1,191,434	$1,257,217	$1,257,217
Accounts and drafts payable	1,021,524	1,021,524	1,067,600	1,067,600
Accrued interest payable	307	307	66	66
Total	$2,213,265	$2,213,265	$2,324,883	$2,324,883
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$19,386	$19,184	$38,899	$38,220
Financial fees	11,662	10,623	22,921	21,155
Information services payment and processing revenue	31,048	29,807	61,820	59,375
Bank service fees	253	423	517	852
Fee revenue (in-scope of FASB ASC 606)	31,301	30,230	62,337	60,227
Other income (out-of-scope of FASB ASC 606)	772	421	1,843	854
Total fee revenue and other income	$32,073	$30,651	$64,180	$61,081
Note 14 – Leases
The Company leases certain premises under operating leases. As of June 30, 2023, the Company had lease liabilities of $9.0 million and right-of-use assets of $8.6 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three and six months ended June 30, 2023, operating lease cost was $345,000 and $702,000, respectively, short-term lease cost was $73,000 and $126,000, respectively, and there was no variable lease cost. At June 30, 2023, the weighted-average remaining lease term for the operating leases was 7.8 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.58%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2022 Form 10-K for information regarding these commitments.
A maturity analysis of operating lease liabilities and undiscounted cash flows as of June 30, 2023 is as follows:

(In thousands)	June 30, 2023
Lease payments due
Less than 1 year	$1,337
1-2 years	1,333
2-3 years	1,359
3-4 years	1,343
4-5 years	1,370
Over 5 years	3,531
Total undiscounted cash flows	10,273
Discount on cash flows	1,280
Total lease liability	$8,993
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six months ended June 30, 2023.
Note 15 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2023. There were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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
In general, Cass is compensated for its information processing services through service fees, transactional level payment services, and investment of account balances generated during the payment process. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. The Bank earns most of its revenue from net interest income.
Various factors will influence the Company’s revenue and profitability, such as changes in the general level of interest rates, which has a significant effect on net interest income; industry-wide factors, such as the willingness of large corporations to outsource key business functions, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers; and economic factors that include the general level of economic activity, the ability to hire and retain qualified staff, and the growth and quality of the Bank’s loan portfolio. For a more detailed discussion of the Company’s revenue drivers and factors that impact the Company’s results of operation and financial condition generally, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2022 Form 10-K.
Recent Industry Developments
During the first and into the second quarter of 2023, the banking industry experienced significant volatility with high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, overall level of deposit cost, unrealized securities losses and eroding consumer confidence in the banking system. The Company's average deposits have declined $167.6 million, or 13.6%, from the second quarter of 2022 to the second quarter of 2023, primarily as a result of larger commercial depository clients moving their funds to higher interest rate alternatives outside of the Company.
During the first half of 2023, the transportation industry has seen a decline in both fuel costs and overall freight rates. Primarily as a result, the Company's average accounts and drafts payable has declined $86.2 million, or 7.6%, from the second quarter of 2022 to the second quarter of 2023. Transportation dollar volumes are key to the Company’s revenue as higher volumes generally lead to an increase in payment float, which generates interest income, as well as an increase in payments in advance of funding, which generates financial fees.
Despite the decline in average deposits and average accounts and drafts payable, the Company’s liquidity position and balance sheet remains strong. The Company has experienced recent stabilization in its deposit balances as a result of an increase in deposit rates and increased depositor confidence across the banking industry. Average deposits increased $7.3 million in June 2023 as compared to May 2023. Despite the decrease in average funding sources, the Company maintained average short-term investments of $185.2 million during the second quarter of 2023. In addition, all of the Company's investment securities are classified as available-for-sale and there were no outstanding borrowings at June 30, 2023.
As a result of rising inflation, the Federal Reserve increased the Federal Funds rate over the course of 2022 and into the first six months of 2023. The increase in the Federal Funds rate has contributed to the increase in the Company's net interest margin, therefore positively impacting net interest income. Inflation has also had the impact of increasing operating expenses, such as compensation expense.
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
Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three month period ended June 30, 2023 (“second quarter of 2023”) compared to the three month period ended June 30, 2022 (“second quarter of 2022”) and the six month period ended June 30, 2023 ("first half of 2023") compared to the six month period ended June 30, 2022 ("first half of 2022"). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2022 Form 10-K. Results of operations for the second quarter of 2023 and first half of 2023 are not necessarily indicative of the results to be attained for any other period.
Summary of Results
The following table summarizes the Company’s operating results:

(In thousands except per share data)	Second Quarter of			First Half of
	2023	2022	% Change	2023	2022	% Change
Processing fees	$19,386	$19,184	1.1%	$38,899	$38,220	1.8%
Financial fees	11,662	10,623	9.8%	22,921	21,155	8.3%
Net interest income	16,014	13,641	17.4%	32,912	25,544	28.8%
(Release of) provision for credit loss	(120)	70	(271.4)%	(460)	300	(253.3)%
Other	1,025	844	21.4%	2,360	1,706	38.3%
Total revenues	48,207	44,222	9.0%	97,552	86,325	13.0%
Operating expense	39,339	33,639	16.9%	79,711	65,467	21.8%
Income before income tax expense	8,868	10,583	(16.2)%	17,841	20,858	(14.5)%
Income tax expense	1,730	2,021	(14.4)%	3,586	4,038	(11.2)%
Net income	$7,138	$8,562	(16.6)%	$14,255	$16,820	(15.2)%
Diluted earnings per share	$0.52	$0.62	(16.1)%	$1.03	$1.22	(15.6)%
Return on average assets	1.21%	1.31%	—	1.18%	1.32%	—
Return on average equity	13.37%	16.53%	—	13.56%	15.30%	—
Second quarter of 2023 compared to second quarter of 2022:
The Company recorded revenue of $48.2 million during the three months ended June 30, 2023, up 9.0% from the three months ended June 30, 2022, primarily driven by rising interest rates which positively impacted net interest income and financial fees. Operating expense increased 16.9% primarily driven by an increase in full-time equivalent employees and other expenses related to strategic investments in technology initiatives. Net income was $7.1 million and diluted EPS was $0.52 per share, decreases of 16.6% and 16.1% from the three months ended June 30, 2022, respectively.
The Company posted a 1.21% return on average assets and 13.37% return on average equity.
First half of 2023 compared to first half of 2022:
The Company recorded revenue of $97.6 million during the first half of 2023, up 13.0% from the first half of 2022. Operating expense increased 21.8%. Net income was $14.3 million and diluted EPS was $1.03 per share, decreases of 15.2% and 15.6% from the six months ended June 30, 2022, respectively.
The Company posted a 1.18% return on average assets and 13.56% return on average equity.
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

(In thousands)	Second Quarter of			First Half of
	2023	2022	% Change	2023	2022	% Change
Transportation invoice volume	9,193	9,289	(1.0)%	18,291	18,247	0.2%
Transportation invoice dollar volume	$9,711,801	$11,413,414	(14.9)%	$19,980,252	$22,268,594	(10.3)%
Facility-related transaction volume 1 2	3,467	3,186	8.8%	6,935	6,479	7.0%
Facility-related dollar volume [2]	$4,578,490	$4,570,178	0.2%	$9,891,875	$9,214,120	7.4%
Average payments in advance of funding	$254,869	$293,150	(13.1)%	$247,918	$286,352	(13.4)%
Processing fees	$19,386	$19,184	1.1%	$38,899	$38,220	1.8%
Financial fees	$11,662	$10,623	9.8%	$22,921	$21,155	8.3%
Other fees	$1,025	$844	21.4%	$2,360	$1,706	38.3%
1.Facility expense transaction volumes have been restated for the prior period to reflect total invoices processed. Previously, billing account numbers were utilized for the telecom division as a proxy for transactions.
2.Includes energy, telecom and environmental.
Second quarter of 2023 compared to second quarter of 2022:
Financial fee revenue increased $1.0 million, or 9.8%, primarily attributable to the increase in short-term interest rates, partially offset by a decline in transportation dollar volumes of 14.9%.
Processing fee revenue increased $202,000, or 1.1%, primarily attributable to the increase in facility-related transaction volumes of 8.8%.
First half of 2023 compared to first half of 2022:
Financial fee revenue increased $1.8 million, or 8.3%, primarily attributable to the increase in short-term interest rates, partially offset by a decline in transportation dollar volumes of 10.3%.
Processing fee revenue increased $679,000, or 1.8%, primarily attributable to the increase in transportation and facility-related transaction volumes of 0.2% and 7.0%, respectively.

Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	Second Quarter of			First Half of
	2023	2022	% Change	2023	2022	% Change
Average earnings assets	$2,010,771	$2,222,653	(9.5)%	$2,086,332	$2,173,060	(4.0)%
Average interest-bearing liabilities	512,519	605,861	(15.4)%	554,494	599,494	(7.5)%
Net interest income*	16,277	14,077	15.6%	33,496	26,426	26.8%
Net interest margin*	3.25%	2.54%		3.24%	2.45%
Yield on earning assets*	3.98%	2.60%		3.91%	2.50%
Cost of interest-bearing liabilities	2.89%	0.22%		2.52%	0.19%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2023 and 2022.
Second quarter of 2023 compared to second quarter of 2022:
The increase in net interest income is primarily due to an increase in the Federal Funds rate throughout 2022 and into the first half of 2023, positively affecting the net interest margin which increased to 3.25% as compared to 2.54% in the prior year. This was partially offset by the decrease of average earning assets by $211.9 million, or 9.5%. The yield on interest-earning assets increased 138 basis points from 2.60% to 3.98% while the cost of interest-bearing liabilities increased 267 basis points from 0.22% to 2.89%.
Average loans increased $102.0 million, or 10.5%, to $1.1 billion. This increase was due to loan growth during the second half of 2022, specifically in the Company's franchise restaurants, faith-based, and lease financing receivables portfolios. The average yield on loans increased 107 basis points to 4.82% primarily due to the increase in short-term interest rates.
Average investment securities decreased $48.2 million, or 6.0%, due to the sale and maturity of investment securities throughout the first half of 2023. The average yield on taxable investment securities increased 85 basis points to 2.63% as a result of the increase in short and long-term interest rates. The average yield on tax-exempt investment securities declined 25 basis points to 2.68%. These securities are longer term fixed rate and the Company has not purchased any such securities since interest rates began increasing.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, decreased $265.7 million, or 58.9%. The decrease is primarily a result of the increase in the average balances of loans, coupled with the decrease in average funding sources, partially offset by a decrease in average investment securities. The average yield on short-term investments increased 370 basis points to 4.55% primarily due to the increase in short-term interest rates that began in March 2022. The vast majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits decreased $96.5 million, or 15.9%. Average demand deposits decreased $71.2 million, or 11.4%. The Company has experienced deposit attrition as larger commercial depository clients moved their funds to higher interest rate alternatives outside the Company. The average rate paid on interest-bearing deposits increased 266 basis points to 2.88% due to the increase in short-term interest rates.
Average accounts and drafts payable decreased $86.2 million, or 7.6%. The decrease in average accounts and drafts payable was primarily driven by the decrease in transportation dollar volumes of 14.9%.
First half of 2023 compared to first half of 2022:
Net interest income in the first half of 2023 increased primarily due to an increase in the Federal Funds rate throughout 2022 and into the first half of 2023, positively affecting the net interest margin which increased to 3.24% as compared to 2.45% in the prior year. This was partially offset by the decrease of average earning assets by $86.7 million, or 4.0%. The yield on interest-earning assets increased 141 basis points from 2.50% to 3.91% while the cost of interest-bearing liabilities increased 233 basis points from 0.19% to 2.52%.
Average loans increased $109.2 million, or 11.3%, to $1.1 billion. This increase was due to loan growth during 2022, specifically in the Company's franchise restaurants, faith-based, and lease financing receivables portfolios. The average yield on loans increased 99 basis points to 4.72% primarily due to the increase in short-term interest rates.
Average investment securities increased $26.0 million, or 3.5%, as cash provided by increases in funding sources was utilized to purchase investment securities during 2022. The average yield on taxable investment securities increased 93 basis points to 2.59% as a result of the increase in short and long-term interest rates. The average yield on tax-exempt investment securities declined 17 basis points to 2.75%.
Average short-term investments decreased $221.9 million, or 48.0%. The decrease is primarily a result of the increase in the average balance of loans, coupled with the decrease in average funding sources. The average yield on short-term investments increased 387 basis points to 4.38% primarily due to the increase in short-term interest rates.
The average balance of interest-bearing deposits decreased $49.5 million, or 8.3%. Average demand deposits decreased $45.9 million, or 7.7%. The Company has experienced deposit attrition as larger commercial depository clients moved their funds to higher interest rate alternatives outside the Company. The average rate paid on interest-bearing deposits increased 231 basis points to 2.50% due to the increase in short-term interest rates.
Average accounts and drafts payable decreased $39.8 million, or 3.6%. The decrease in average accounts and drafts payable was primarily driven by the decrease in transportation expense dollar volumes of 10.3%, partially offset by the increase in facility-related dollar volumes of 7.4%.
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

(In thousands)	Second Quarter of 2023			Second Quarter of 2022
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:	$1,075,891	$12,931	4.82%	$973,871	$9,107	3.75%
Investment securities[3]:
Taxable	561,989	3,687	2.63%	513,474	2,275	1.78%
Tax-exempt[4]	187,661	1,253	2.68%	284,366	2,075	2.93%
Short-term investments	185,230	2,100	4.55%	450,942	959	0.85%
Total interest-earning assets	2,010,771	19,971	3.98%	2,222,653	14,416	2.60%
Non-interest-earning assets
Cash and due from banks	24,461			19,088
Premises and equipment, net	22,932			19,345
Bank-owned life insurance	48,391			47,267
Goodwill and other intangibles	21,159			18,089
Payments in advance of funding	254,869			293,150
Unrealized loss on investment securities	(62,873)			(42,038)
Other assets	63,902			51,083
Allowance for credit losses	(13,253)			(12,417)
Total assets	$2,370,359			$2,616,220
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$442,686	$3,229	2.93%	$550,938	$266	0.19%
Savings deposits	6,457	26	1.62%	12,894	3	0.09%
Time deposits >= $100	21,934	151	2.76%	16,926	36	0.85%
Other time deposits	38,243	245	2.57%	25,082	34	0.54%
Total interest-bearing deposits	509,320	3,651	2.88%	605,840	339	0.22%
Short-term borrowings	3,199	43	5.39%	21	—	—%
Total interest-bearing liabilities	512,519	3,694	2.89%	605,861	339	0.22%
Non-interest bearing liabilities
Demand deposits	552,718			623,904
Accounts and drafts payable	1,049,281			1,135,504
Other liabilities	41,775			43,123
Total liabilities	2,156,293			2,408,392
Shareholders’ equity	214,066			207,828
Total liabilities and shareholders’ equity	$2,370,359			$2,616,220
Net interest income		$16,277			$14,077
Net interest margin			3.25%			2.54%
Interest spread			1.09%			2.38%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $291,000 and $176,000 for the second quarter of 2023 and 2022, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2023 and 2022. The tax-equivalent adjustment was approximately $263,000 and $436,000 for the second quarter of 2023 and 2022, respectively.

(In thousands)	First Half of 2023			First Half of 2022
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$1,076,055	$25,166	4.72%	$966,900	$17,884	3.73%
Investment securities[3]:
Taxable	566,804	7,274	2.59%	454,681	3,732	1.66%
Tax-exempt[4]	203,587	2,781	2.75%	289,729	4,198	2.92%
Short-term investments	239,886	5,213	4.38%	461,750	1,174	0.51%
Total interest-earning assets	2,086,332	40,434	3.91%	2,173,060	26,988	2.50%
Non-interest-earning assets:
Cash and due from banks	23,260			20,924
Premises and equipment, net	21,689			19,027
Bank-owned life insurance	48,252			45,228
Goodwill and other intangibles	21,257			17,434
Payments in advance of funding	247,918			286,352
Unrealized loss on investment securities	(64,689)			(21,805)
Other assets	63,869			44,497
Allowance for credit losses	(13,394)			(12,232)
Total assets	$2,434,494			$2,572,485
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$482,825	$6,053	2.53%	$540,771	$402	0.15%
Savings deposits	6,778	48	1.43%	15,178	5	0.07%
Time deposits >= $100	22,863	260	2.29%	17,424	78	0.90%
Other time deposits	37,519	461	2.48%	26,111	77	0.59%
Total interest-bearing deposits	549,985	6,822	2.50%	599,484	562	0.19%
Short-term borrowings	4,509	116	5.19%	10	—	—%
Total interest-bearing liabilities	554,494	6,938	2.52%	599,494	562	0.19%
Non-interest bearing liabilities:
Demand deposits	553,178			599,122
Accounts and drafts payable	1,072,105			1,111,935
Other liabilities	42,777			40,237
Total liabilities	2,222,554			2,350,788
Shareholders’ equity	211,940			221,697
Total liabilities and shareholders’ equity	$2,434,494			$2,572,485
Net interest income		$33,496			$26,426
Net interest margin			3.24%			2.45%
Interest spread			1.39%			2.31%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $511,000 and $401,000 for the six months ended June 30, 2023 and 2022, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both the six months ended June 30, 2023 and 2022. The tax-equivalent adjustment was approximately $584,000 and $882,000 for the six months ended June 30, 2023 and 2022, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	Second Quarter of 2023 Compared to Second Quarter of 2022
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$1,027	$2,797	$3,824
Investment securities:
Taxable	233	1,179	1,412
Tax-exempt[2]	(657)	(165)	(822)
Short-term investments	(856)	1,997	1,141
Total interest income	(253)	5,808	5,555
Interest expense on:
Interest-bearing demand deposits	(61)	3,024	2,963
Savings deposits	(2)	25	23
Time deposits >=$100	13	102	115
Other time deposits	26	185	211
Short-term borrowings	—	43	43
Total interest expense	(24)	3,379	3,355
Net interest income	$(229)	$2,429	$2,200
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the three months ended June 30, 2023 and 2022.

(In thousands)	First Half of 2023 Compared to First Half of 2022
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$2,173	$5,109	$7,282
Investment securities:
Taxable	1,083	2,459	3,542
Tax-exempt[2]	(1,185)	(232)	(1,417)
Short-term investments	(815)	4,854	4,039
Total interest income	1,256	12,190	13,446
Interest expense on:
Interest-bearing demand deposits	(48)	5,699	5,651
Savings deposits	(4)	47	43
Time deposits >=$100	31	151	182
Other time deposits	46	338	384
Short-term borrowings	—	116	116
Total interest expense	25	6,351	6,376
Net interest income	$1,231	$5,839	$7,070
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the six months ended June 30, 2023 and 2022.

Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a release of credit losses and off-balance sheet credit exposures of $120,000 and a provision for credit losses of $70,000 in the second quarter of 2023 and 2022, respectively. The Company recorded a release of credit losses and off-balance sheet credit exposures of $460,000 and a provision for credit losses of $300,000 in the first half of 2023 and 2022, respectively. The amount of the (release of) provision for credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the (release of) provision for credit losses will fluctuate as determined by these quarterly analyses. The release of credit losses in the second quarter of 2023 and the first half of 2023 was primarily driven by the decrease in loan balances outstanding from December 31, 2022.
The Company experienced no loan charge-offs in the second quarter of 2023 and 2022. The ACL was $13.2 million at June 30, 2023 and $13.5 million at December 31, 2022. The ACL represented 1.25% of outstanding loans at June 30, 2023 and 1.25% of outstanding loans at December 31, 2022. The allowance for unfunded commitments was $117,000 at June 30, 2023 and $232,000 at December 31, 2022. There were no nonperforming loans outstanding at June 30, 2023. The Company had one loan that was considered an individually evaluated credit at December 31, 2022, with no specific allowance. This loan was paid off in full in January 2023.
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
Summary of Credit Loss Experience
The following table presents information on the Company's (release of) provision for credit losses and analysis of the ACL:

	Second Quarter of		First Half of
(In thousands)	2023	2022	2023	2022
Allowance for credit losses at beginning of period	$13,254	$12,406	$13,539	$12,041
(Release of) provision for credit losses	(60)	155	(345)	520
Net recoveries	—	12	—	12
Allowance for credit losses at end of period	$13,194	$12,573	$13,194	$12,573

Allowance for unfunded commitments at beginning of period	$177	$232	$232	$367
(Release of) provision for credit losses	(60)	(85)	(115)	(220)
Allowance for unfunded commitments at end of period	$117	$147	$117	$147

Loans outstanding:
Average	$1,075,891	$973,871	$1,076,055	$966,900
June 30	$1,055,848	$959,487	$1,055,848	$959,487
Ratio of allowance for credit losses to loans outstanding at June 30	1.25%	1.31%	1.25%	1.31%
Operating Expenses
Total operating expenses for the second quarter of 2023 increased $5.7 million, or 16.9%, compared to the second quarter of 2022. Total operating expenses for the first half of 2023 increased $14.2 million, or 21.8%, compared to the first half of 2022. The following table details the components of operating expenses:

(In thousands)	Second Quarter of		First Half of
	2023	2022	2023	2022
Salaries and commissions	$23,617	$20,932	$46,222	$40,564
Share-based compensation	909	1,832	2,859	3,172
Net periodic pension cost (benefit)	138	(612)	273	(1,231)
Other benefits	4,768	3,881	10,104	8,246
Personnel	$29,432	$26,033	$59,458	$50,751
Occupancy	907	916	1,762	1,831
Equipment	1,749	1,660	3,399	3,371
Amortization of intangible assets	195	155	390	290
Other operating	7,056	4,875	14,702	9,224
Total operating expense	$39,339	$33,639	$79,711	$65,467
Second quarter of 2023 compared to second quarter of 2022:
Personnel expenses increased $3.4 million, or 13.1%. Salaries and commissions increased $2.7 million, or 12.8%, as a result of merit increases, wage pressures, and an increase in average full-time equivalent employees of 10.9% due to strategic investments in various technology initiatives. Share-based compensation decreased $923,000 primarily related to revaluation of performance-based restricted shares in the second quarter of 2022. Pension expense increased $750,000. Despite the Company’s defined benefit pension plan being frozen in the first quarter of 2021, resulting in no service cost in subsequent periods, expense increased as a result of the accounting impact of the decline in plan assets during 2022 and corresponding decline in expected return on plan assets for 2023. Other benefits, such as 401(k) match, health insurance and payroll taxes, increased $887,000, or 22.9%, primarily due to the 10.9% increase in average full-time equivalent employees as well as a significant increase in employer health insurance costs over prior year levels.
Other operating expenses increased $2.2 million, or 44.7%. Certain expense categories such as outside service fees and data processing are elevated as the Company invests in, and transitions to, improved technology. Multiple technology platforms are being maintained prior to switching over to what the Company believes will be more efficient technology platforms for facility and transportation data entry processing by the end of 2023.
First half of 2023 compared to first half of 2022:
Personnel expenses increased $8.7 million, or 17.2%, which included a salary and commission increase of $5.7 million, or 13.9%. Share-based compensation decreased $313,000, and pension expense increased $1.5 million. Other benefits, such as 401(k) match, health insurance and payroll taxes, increased $1.9 million, or 22.5%. These personnel expense changes were all a result of the same factors as the second quarter of 2023.
Other operating expenses increased $5.5 million, or 59.4%, a result of the same factors as the second quarter of 2023.
Financial Condition
Total assets at June 30, 2023 were $2.5 billion, a decrease of $102.2 million, or 4.0%, from December 31, 2022.
The Company experienced an increase in cash and cash equivalents of $69.5 million, or 34.6% during the first half of 2023. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily affected by changes in funding sources, mainly accounts and drafts payable and deposits, cash flows in and out of loans, investments securities and payments in advance of funding.
The investment securities portfolio decreased $117.0 million, or 15.5%, during the first half of 2023. The decrease is due to the sale of $111.1 million of available-for-sale securities and maturities of $22.5 million, partially offset by purchases of $15.3 million.
Loans decreased $27.1 million, or 2.5% from December 31, 2022. The decrease was primarily due to a decrease in lease financing receivables of $26.5 million.
Payments in advance of funding decreased $24.6 million, or 8.4%. The decrease is primarily due to a 14.9% decrease in transportation dollar volumes, which led to fewer dollars advanced to freight carriers.

Accounts and drafts receivable from customers decreased $12.2 million, or 12.7%, from December 31, 2022. The decrease is solely due to timing of customer funding.
Total deposits at June 30, 2023 were $1.2 billion, a decrease of $65.8 million, or 5.2%, from December 31, 2022. The Company experienced deposit attrition as larger depository clients moved their funds to higher interest rate alternatives outside of Cass Commercial Bank.
Accounts and drafts payable at June 30, 2023 were $1.0 billion, a decrease of $46.1 million, or 4.3%, from December 31, 2022. The decrease in these balances, which are non-interest bearing, are primarily reflective of the decrease in fuel costs and overall freight rates in the transportation industry. Accounts and drafts payable are a stable source of funding generated by payment float from transportation and facility clients. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are generally a more meaningful measure of accounts and drafts payable.
Total liabilities at June 30, 2023 were $2.3 billion, a decrease of $111.0 million, or 4.7%, from December 31, 2022.
Total shareholders’ equity at June 30, 2023 was $215.1 million, an $8.8 million, or 4.3%, increase from December 31, 2022. The increase in shareholders’ equity is a result of year-to-date 2023 earnings of $14.3 million and a decrease in accumulated other comprehensive loss of $2.9 million due to the decline in market interest rates and resulting positive impact on the fair value of available-for-sale investment securities. These increases were partially offset by dividends paid of $7.9 million and the repurchase of Company stock of $2.4 million.
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
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $270.5 million at June 30, 2023, an increase of $69.5 million, or 34.6%, from December 31, 2022. At June 30, 2023, these assets represented 10.9% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities were $637.5 million at June 30, 2023, a decrease of $117.0 million from December 31, 2022. These assets represented 25.8% of total assets at June 30, 2023. Of the total portfolio, 17.6% mature in one year, 22.3% mature in one to five years, and 60.1% mature in five or more years.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of June 30, 2023, the Bank also has secured lines of credit with the Federal Home Loan Bank of $214.3 million collateralized by mortgage loans. The Company also has secured lines of credit from three banks up to a maximum of $250.0 million in aggregate collateralized by investment securities. There were no amounts outstanding under any line of credit as of June 30, 2023 or December 31, 2022.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank, including CassPay and faith-based customers. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $36.5 million of CDARS deposits and interest-bearing demand deposits include $125.8 million of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $17.0 million for the six months ended June 30, 2023, compared to $31.1 million for the six months ended June 30, 2022, a decrease of $14.1 million. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2023, which are estimated to range from $8 million to $10 million.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $19.0 million and $22.5 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $3.5 million. The decrease was due to lower net income of $2.6 million and lower net amortization of premium/discount on investment securities of $1.0 million. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment.
Other factors impacting the $14.1 million decrease in net cash provided by operating activities include:
•A decrease in other operating activities, net of $5.9 million, primarily due to changes in various accounts receivable and payable;
•An increase in accounts receivable of $3.6 million due to the timing of customer payments;
•A decrease in current income tax liability of $1.7 million; and
•A change in the (release of) provision for credit losses of $760,000 primarily due to changes in loans outstanding during the respective periods.

These factors were partially offset by an increase in the pension liability of $1.5 million.
The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates. For information regarding the market risk of the Company’s financial instruments, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
There are several trends and uncertainties that may impact the Company’s ability to generate revenues and income at the levels that it has in the past. Those that could significantly impact the Company include the general levels of interest rates, business activity, inflation, and energy costs as well as new business opportunities available to the Company. For more detailed information on these trends and uncertainties and how they can generally affect the Company’s available liquidity, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in the Company’s 2022 Form 10-K.
As a bank holding company, the Company and the Bank are subject to capital requirements administered by state and federal banking agencies. Capital adequacy guidelines, and, for banks, prompt correct action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are subject to qualitative judgments by regulators about components, risk weighting, and other factors. In addition, the calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. For example, as allowed under the Basel III Capital Rules, the Company has elected to opt-out of the requirement to include most components of accumulated other comprehensive income in common equity Tier 1 capital. For more information on these regulatory requirements, including the Basel III Capital Rules and capital classifications, see Item 1, "Business-Supervision and Regulation" of the Company's 2022 Form 10-K.

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2023
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$263,467	14.39%	$146,482	8.00%	$ N/A	N/A %
Cass Commercial Bank	191,355	17.06	89,726	8.00	112,157	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	250,156	13.66	82,396	4.50	N/A	N/A
Cass Commercial Bank	178,800	15.94	50,471	4.50	72,902	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	250,156	13.66	109,862	6.00	N/A	N/A
Cass Commercial Bank	178,800	15.94	67,294	6.00	89,726	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	250,156	10.65	93,973	4.00	N/A	N/A
Cass Commercial Bank	178,800	12.37	57,839	4.00	72,299	5.00
At December 31, 2022
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$257,313	13.52%	$152,306	8.00%	$ N/A	N/A %
Cass Commercial Bank	186,075	16.00	93,044	8.00	116,305	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	243,774	12.80	85,672	4.50	N/A	N/A
Cass Commercial Bank	172,848	14.86	52,337	4.50	75,598	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	243,774	12.80	114,229	6.00	N/A	N/A
Cass Commercial Bank	172,848	14.86	69,783	6.00	93,044	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	243,771	9.52	102,386	4.00	N/A	N/A
Cass Commercial Bank	172,848	10.77	64,196	4.00	80,245	5.00

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described in the Company’s 2022 Form 10-K for the year ended December 31, 2022, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management.
The following table summarizes simulated changes in net interest income versus unchanged rates over the next 12 months as of June 30, 2023 and December 31, 2022.

	% change in projected net interest income
	June 30, 2023	December 31, 2022
+200 basis points	12.7%	10.6%
+100 basis points	7.4%	4.2%
Flat rates	—%	—%
-100 basis points	(3.3)%	—%
-200 basis points	(5.7)%	(1.5)%
The Company is generally asset sensitive as average interest-earning assets of $2.0 billion for the second quarter of 2023 greatly exceeded average interest-bearing liabilities of $512.5 million. The table above on the projected impact of interest rate shocks results from a static balance sheet at June 30, 2023.
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
There were no changes in the second quarter of 2023 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.
ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its 2022 Form 10-K, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). Except as set forth below, there are no material changes to the Risk Factors as disclosed in the Company’s 2022 Form 10-K.
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
The recent high-profile bank failures have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2023, the Company repurchased a total of 63,305 shares of its common stock pursuant to its treasury stock buyback program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023–April 30, 2023	13,678	$37.10	13,678	327,029
May 1, 2023–May 31, 2023	45,921	37.56	45,921	281,108
June 1, 2023–June 30, 2023	3,706	39.13	3,706	277,402
Total	63,305	$37.55	63,305	277,402
(1)All repurchases made during the quarter ended June 30, 2023 were made pursuant to the treasury stock buyback program, authorized by the Board of Directors on October 19, 2021 and announced by the Company on October 21, 2021. The program provides that the Company may repurchase up to an aggregate of 750,000 shares of common stock and has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the second quarter of 2023.
(c)During the three months ended June 30, 2023, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit 10.1 Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 21, 2023.*

Exhibit 10.2 Form of Employee Restricted Stock Award Agreement under the Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on April 21, 2023.*

Exhibit 10.3 Form of Non-Employee Director Restricted Stock Award Agreement under the Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed with the SEC on May 9, 2023.

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

CASS INFORMATION SYSTEMS, INC.

DATE: August 7, 2023	By	/s/ Martin H. Resch
Martin H. Resch
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 7, 2023	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)