Form 10-Q
period 2023-09-30
CASS INFORMATION SYSTEMS INC
filed 2023-11-07
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of October 27, 2023: Common stock, par value $.50 per share – 13,596,490 shares outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Cash and due from banks	$23,550	$20,995
Short-term investments	384,885	179,947
Cash and cash equivalents	408,435	200,942
Securities available-for-sale, at fair value	615,855	754,468

Loans	1,039,619	1,082,906
Less: Allowance for credit losses	13,319	13,539
Loans, net	1,026,300	1,069,367
Payments in advance of funding	258,587	293,775
Premises and equipment, net	26,257	19,958
Investment in bank-owned life insurance	48,857	47,998
Goodwill	17,309	17,309
Other intangible assets, net	3,540	4,126
Accounts and drafts receivable from customers	28,710	95,779
Other assets	71,028	69,301
Total assets	$2,504,878	$2,573,023

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$511,292	$642,757
Interest-bearing	666,050	614,460
Total deposits	1,177,342	1,257,217
Accounts and drafts payable	1,082,224	1,067,600
Other liabilities	39,076	41,881
Total liabilities	2,298,642	2,366,698

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at September 30, 2023 and December 31, 2022; 13,596,490 and 13,669,656 shares outstanding at September 30, 2023 and December 31, 2022, respectively.	7,753	7,753
Additional paid-in capital	207,663	207,422
Retained earnings	141,444	131,682
Common shares in treasury, at cost (1,909,282 shares at September 30, 2023 and 1,836,116 shares at December 31, 2022)	(83,704)	(81,211)
Accumulated other comprehensive loss	(66,920)	(59,321)
Total shareholders’ equity	206,236	206,325
Total liabilities and shareholders’ equity	$2,504,878	$2,573,023
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fee Revenue and Other Income:
Processing fees	$19,939	$18,964	$58,838	$57,184
Financial fees	11,597	11,252	34,518	32,406
Other	1,264	1,568	3,624	3,275
Total fee revenue and other income	32,800	31,784	96,980	92,865

Interest Income:
Interest and fees on loans	12,863	10,006	38,029	27,890
Interest and dividends on securities:
Taxable	3,428	2,947	10,702	6,679
Exempt from federal income taxes	964	1,551	3,161	4,867
Interest on federal funds sold and other short-term investments	3,934	2,249	9,147	3,423
Total interest income	21,189	16,753	61,039	42,859

Interest Expense:
Interest on deposits	4,641	782	11,463	1,344
Interest on short-term borrowings	—	—	116	—
Total interest expense	4,641	782	11,579	1,344
Net interest income	16,548	15,971	49,460	41,515
Provision for (release of) credit losses	125	550	(335)	850
Net interest income after provision for (release of) credit losses	16,423	15,421	49,795	40,665
Total net revenue	49,223	47,205	146,775	133,530

Operating Expense:
Personnel	29,636	26,999	89,094	77,750
Occupancy	908	970	2,670	2,801
Equipment	1,789	1,633	5,188	5,004
Amortization of intangible assets	195	195	585	485
Other operating expense	7,535	6,524	22,237	15,748
Total operating expense	40,063	36,321	119,774	101,788
Income before income tax expense	9,160	10,884	27,001	31,742
Income tax expense	1,766	2,085	5,352	6,123
Net income	$7,394	$8,799	$21,649	$25,619

Basic earnings per share	$.55	$.65	$1.60	$1.89
Diluted earnings per share	.54	.64	1.56	1.86
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Comprehensive Income:
Net income	$7,394	$8,799	$21,649	$25,619
Other comprehensive (loss) income:
Net unrealized loss on securities available-for-sale	(13,659)	(26,127)	(10,105)	(87,159)
Tax effect	3,251	6,218	2,405	20,744
Reclassification adjustments for (gains) losses included in net income	—	(13)	160	(15)
Tax effect	—	3	(38)	3
Foreign currency translation adjustments	(118)	(195)	(21)	(405)
Total comprehensive (loss) income	$(3,132)	$(11,315)	$14,050	$(41,213)
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$21,649	$25,619
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	585	485
Net amortization of premium/discount on investment securities	3,378	4,818
Depreciation	3,061	3,008
Losses (gains) on sales of securities	160	(15)
Stock-based compensation expense	3,797	4,479
(Release of) provision for credit losses	(335)	850
(Decrease) increase in current income tax liability	(1,496)	641
Increase (decrease) in pension liability	346	(1,877)
Increase in accounts receivable	(1,234)	(2,540)
Other operating activities, net	(545)	5,331
Net cash provided by operating activities	29,366	40,799

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	111,053	3,838
Proceeds from maturities of securities available-for-sale	29,410	45,740
Purchase of securities available-for-sale	(15,332)	(231,891)
Net decrease (increase) in loans	43,286	(76,521)
Purchase of bank-owned life insurance	—	(4,538)
Asset acquisition of Touchpoint	—	(4,425)
Decrease in payments in advance of funding	35,188	22,206
Purchases of premises and equipment, net	(9,360)	(4,270)
Net cash provided by (used in) investing activities	194,245	(249,861)

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(131,465)	(911)
Net increase in interest-bearing demand and savings deposits	15,304	20,672
Net increase (decrease) in time deposits	36,286	(11,543)
Net decrease (increase) in accounts and drafts receivable from customers	67,069	(45,699)
Net decrease in accounts and drafts payable	14,624	95,938
Cash dividends paid	(11,887)	(11,478)
Purchase of common shares for treasury	(5,212)	(5,299)
Other financing activities, net	(837)	(552)
Net cash (used in) provided by financing activities	(16,118)	41,128
Net increase (decrease) in cash and cash equivalents	207,493	(167,934)
Cash and cash equivalents at beginning of period	200,942	514,928
Cash and cash equivalents at end of period	$408,435	$346,994

Supplemental information:
Cash paid for interest	$11,049	$1,314
Cash paid for income taxes	6,775	5,531
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2022	$7,753	$204,482	$121,386	$(81,742)	$(46,265)	$205,614
Net income			8,799			8,799
Cash dividends ($0.28 per share)			(3,824)			(3,824)
Issuance of 3,487 common shares pursuant to stock-based compensation plan, net		(165)		118		(47)
Stock-based compensation expense		1,307				1,307
Other comprehensive loss					(20,114)	(20,114)
Balance, September 30, 2022	$7,753	$205,624	$126,361	$(81,624)	$(66,379)	$191,735

Balance, June 30, 2023	$7,753	$206,734	$137,996	$(80,943)	$(56,394)	$215,146
Net income			7,394			7,394
Cash dividends ($0.29 per share)			(3,946)			(3,946)
Issuance of 1,685 common shares pursuant to stock-based compensation plans, net		(9)		74		65
Exercise of SARs		—		—		—
Stock-based compensation expense		938		—		938
Purchase of 73,272 common shares				(2,835)		(2,835)
Other comprehensive loss					(10,526)	(10,526)
Balance, September 30, 2023	$7,753	$207,663	$141,444	$(83,704)	$(66,920)	$206,236

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2021	$7,753	$204,276	$112,220	$(78,904)	$453	$245,798
Net income			25,619			25,619
Cash dividends ($.84 per share)			(11,478)			(11,478)
Issuance of 80,396 common shares pursuant to stock-based compensation plan, net		(2,803)		2,336		(467)
Exercise of SARs		(328)		243		(85)
Stock-based compensation expense		4,479				4,479
Purchase of 130,374 common shares				(5,299)		(5,299)
Other comprehensive loss					(66,832)	(66,832)
Balance, September 30, 2022	$7,753	$205,624	$126,361	$(81,624)	$(66,379)	$191,735

Balance, December 31, 2022	$7,753	$207,422	$131,682	$(81,211)	$(59,321)	$206,325
Net income			21,649			21,649
Cash dividends ($.87 per share)			(11,887)			(11,887)
Issuance of 82,906 common shares pursuant to stock-based compensation plans, net		(3,336)		2,615		(721)
Exercise of SARs		(238)		122		(116)
Stock-based compensation expense		3,815		(18)		3,797
Purchase of 136,577 common shares				(5,212)		(5,212)
Other comprehensive loss					(7,599)	(7,599)
Balance, September 30, 2023	$7,753	$207,663	$141,444	$(83,704)	$(66,920)	$206,236
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
Details of the Company’s intangible assets are as follows:

	September 30, 2023		December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,470	$(4,778)	$6,470	$(4,561)
Patents	72	(35)	72	(32)
Software	3,212	(1,827)	3,212	(1,508)
Trade name	373	(63)	373	(42)
Other	500	(384)	500	(358)
Unamortized intangible assets:
Goodwill	17,309	—	17,309	—
Total intangible assets	$27,936	$(7,087)	$27,936	$(6,501)
The customer lists are amortized over 7 to 10 years; the patents over 18 years; software over 3 to 7 years; the trade names over 10 to 20 years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $195,000 for the three month periods ended September 30, 2023 and 2022. Amortization of intangible assets amounted to $585,000 and $485,000 for the nine-month periods ended September 30, 2023 and 2022, respectively. Estimated annual amortization of intangibles is $780,000 in 2023, $738,000 in 2024, $730,000 in 2025, $582,000 in 2026, and $262,000 in 2027.
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

The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic
Net income	$7,394	$8,799	$21,649	$25,619
Weighted-average common shares outstanding	13,501,469	13,542,231	13,551,070	13,554,169
Basic earnings per share	$0.55	$0.65	$1.60	$1.89

Diluted
Net income	$7,394	$8,799	$21,649	$25,619
Weighted-average common shares outstanding	13,501,469	13,542,231	13,551,070	13,554,169
Effect of dilutive restricted stock and stock appreciation rights	291,142	262,106	285,354	252,496
Weighted-average common shares outstanding assuming dilution	13,792,611	13,804,337	13,836,424	13,806,665
Diluted earnings per share	$0.54	$0.64	$1.56	$1.86
Note 4 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, in October 2021, the Board of Directors authorized the repurchase of up to 750,000 shares of the Company’s common stock with no expiration date. As of September 30, 2023, the Company had 204,130 shares remaining available for repurchase under the program. On October 17, 2023, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock with no expiration date. This authorization replaces the October 2021 authorization, and as such, the Company has 500,000 shares available for repurchase effective with the October 17, 2023 authorization. The Company repurchased 73,272 and 0 shares during the three-month periods ended September 30, 2023 and 2022, respectively, and 136,577 and 130,374 shares during the nine-month periods ended September 30, 2023 and 2022, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.
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
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2023:
Fee income	$31,843	$664	$293	$32,800
Interest income	10,143	13,879	(2,833)	21,189
Interest expense	437	7,523	(3,319)	4,641
Intersegment income (expense)	(1,117)	1,117	—	—
Tax-equivalized pre-tax income	6,100	2,282	778	9,160
Goodwill	17,173	136	—	17,309
Other intangible assets, net	3,540	—	—	3,540
Total assets	1,648,152	1,130,345	(273,619)	2,504,878
Average funding sources	$1,347,074	$795,011	$—	$2,142,085
Three Months Ended September 30, 2022:
Fee income	$30,399	$1,093	$292	$31,784
Interest income	7,468	10,525	(1,240)	16,753
Interest expense	33	1,025	(276)	782
Intersegment income (expense)	(802)	802	—	—
Tax-equivalized pre-tax income	5,933	5,622	(671)	10,884
Goodwill	17,173	136	—	17,309
Other intangible assets, net	4,321	—	—	4,321
Total assets	1,616,986	1,134,295	(140,466)	2,610,815
Average funding sources	$1,417,250	$949,454	$—	$2,366,704
Nine Months Ended September 30, 2023:
Fee income	$94,280	$2,001	$699	$96,980
Interest income	29,053	40,885	(8,899)	61,039
Interest expense	604	20,296	(9,321)	11,579
Intersegment income (expense)	(3,093)	3,093	—	—
Tax-equivalized pre-tax income	16,964	8,917	1,120	27,001
Goodwill	17,173	136	—	17,309
Other intangible assets, net	3,540	—	—	3,540
Total assets	1,648,152	1,130,345	(273,619)	2,504,878
Average funding sources	$1,343,750	$820,335	$—	$2,164,085
Nine Months Ended September 30, 2022:
Fee income	$89,243	$2,763	$859	$92,865
Interest income	17,596	28,714	(3,451)	42,859
Interest expense	73	1,578	(307)	1,344
Intersegment income (expense)	(2,476)	2,476	—	—
Tax-equivalized pre-tax income	17,803	16,224	(2,285)	31,742
Goodwill	17,173	136	—	17,309
Other intangible assets, net	4,321	—	—	4,321
Total assets	1,616,986	1,134,295	(140,466)	2,610,815
Average funding sources	$1,365,880	$963,588	$—	$2,329,468

Note 6 – Loans by Type
A summary of loans is as follows:

(In thousands)	September 30, 2023	December 31, 2022
Commercial and industrial	$517,310	$561,616
Real estate:
Commercial:
Mortgage	115,742	108,166
Construction	21,101	17,874
Faith-based:
Mortgage	376,186	387,114
Construction	9,249	8,094
Other	31	42
Total loans	$1,039,619	$1,082,906
The following table presents the aging of loans past due by category at September 30, 2023 and December 31, 2022:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
September 30, 2023
Commercial and industrial	$517,310	$—	$—	$—	$—	$517,310
Real estate
Commercial:
Mortgage	115,742	—	—	—	—	115,742
Construction	21,101	—	—	—	—	21,101
Faith-based:
Mortgage	376,186	—	—	—	—	376,186
Construction	9,249	—	—	—	—	9,249
Other	31	—	—	—	—	31
Total	$1,039,619	$—	$—	$—	$—	$1,039,619
December 31, 2022
Commercial and industrial	$560,466	$—	$—	$—	$1,150	$561,616
Real estate
Commercial:
Mortgage	108,166	—	—	—	—	108,166
Construction	17,874	—	—	—	—	17,874
Faith-based:
Mortgage	387,114	—	—	—	—	387,114
Construction	8,094	—	—	—	—	8,094
Other	42	—	—	—	—	42
Total	$1,081,756	$—	$—	$—	$1,150	$1,082,906

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of September 30, 2023 and December 31, 2022:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
September 30, 2023
Commercial and industrial	$517,310	$—	$—	$517,310
Real estate
Commercial:
Mortgage	115,742	—	—	115,742
Construction	21,101	—	—	21,101
Faith-based:
Mortgage	372,708	3,478	—	376,186
Construction	9,249	—	—	9,249
Other	31	—	—	31
Total	$1,036,141	$3,478	$—	$1,039,619
December 31, 2022
Commercial and industrial	$549,241	$11,225	$1,150	$561,616
Real estate
Commercial:
Mortgage	108,166	—	—	108,166
Construction	17,874	—	—	17,874
Faith-based:
Mortgage	386,169	945	—	387,114
Construction	8,094	—	—	8,094
Other	42	—	—	42
Total	$1,069,586	$12,170	$1,150	$1,082,906

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
The following table shows the amortized cost of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023, segregated by category and type of modification.

(In thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Percentage of Total Loans Held for Investment
September 30, 2023
Commercial and industrial	$—	$10,709	$—	$—	2.07%
Total	$—	$10,709	$—	$—	1.03%
There were two loans modified during the nine months ended September 30, 2023. The terms were extended by periods of two and three years, and there was not an interest rate reduction associated with the modifications.
The following table shows the performance of loans that have been modified to borrowers experiencing financial difficulty during the nine months ended September 30, 2023.

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
September 30, 2023
Commercial and industrial	$10,709	$—	$—	$—	$—
Total	$10,709	$—	$—	$—	$—
There were no modified loans that had a payment default during the nine months ended September 30, 2023 and that had been modified due to the borrower experiencing financial difficulty within the 12 previous months preceding the default.
Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. There were no loans written off during the nine months ended September 30, 2023.
Prior to the adoption of ASU 2022-02, there were no loans considered troubled debt restructurings as of September 30, 2022 or December 31, 2022.
The Company had no loans evaluated for expected credit losses on an individual basis as of September 30, 2023. The Company had one loan that was considered an individually evaluated credit at December 31, 2022, with no specific allowance. This loan was paid off in full in January 2023. There were no foreclosed loans recorded as other real estate owned as of September 30, 2023 or December 31, 2022.

A summary of the activity in the allowance for credit losses (“ACL”) by category for the nine month period ended September 30, 2023 and year-ended December 31, 2022 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at December 31, 2021	$5,034	$1,031	$5,684	$292	$12,041
Provision for (release of) credit losses	931	(91)	753	(108)	1,485
Recoveries	13	—	—	—	13
Balance at December 31, 2022	$5,978	$940	$6,437	$184	$13,539
(Release of) provision for credit losses (1)	(275)	72	(48)	31	(220)
Recoveries	—	—	—	—	—
Balance at September 30, 2023	$5,703	$1,012	$6,389	$215	$13,319

(1)	For the nine month period ended September 30, 2023 and year-ended December 31, 2022, there was a release of credit losses of $115,000 and $135,000, respectively, for unfunded commitments.
Note 7 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. As more fully described in the Form 10-K, such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. An allowance for unfunded commitments of $117,000 and $232,000 had been recorded at September 30, 2023 and December 31, 2022, respectively.
At September 30, 2023, the balances of unfunded commitments, standby and commercial letters of credit were $187.0 million, $12.5 million, and $502,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.
Note 8 – Stock-Based Compensation
Stock-based compensation awards have historically been issued under the Company's Amended and Restated Omnibus Stock and Performance Compensation Plan (the "Prior Plan"), which was amended and last approved by shareholders in 2013. The Company issued shares out of treasury stock for these awards until the expiration of the Prior Plan on April 17, 2023. During the nine months ended September 30, 2023, 35,035 restricted shares and 48,262 performance-based restricted shares were granted under the Prior Plan.
On February 16, 2023, the Board of Directors adopted the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan") to replace the Prior Plan, subject to shareholder approval which occurred on April 18, 2023. Subsequent to this date, the Company will issue stock-based compensation awards under the 2023 Omnibus Plan. During the nine months ended September 30, 2023, 21,372 restricted shares and 3,191 performance-based restricted shares were granted under the 2023 Omnibus Plan.
Stock-based compensation expense for the three months ended September 30, 2023 and 2022 was $938,000 and $1.3 million, respectively, and $3.8 million and $4.5 million for the nine months ended September 30, 2023 and 2022, respectively.
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

As of September 30, 2023, the total unrecognized compensation expense related to non-vested restricted shares was $2.0 million, and the related weighted-average period over which it is expected to be recognized is approximately 0.51 years.
Following is a summary of the activity of the Company's restricted stock for the nine months ended September 30, 2023, with total shares and weighted-average fair value:

	Nine Months Ended September 30, 2023
	Shares	Fair Value
Balance at December 31, 2022	205,565	$42.64
Granted	56,407	44.59
Vested	(21,691)	53.16
Forfeitures	(398)	40.15
Balance at September 30, 2023	239,883	$42.17
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
Following is a summary of the activity of the PBRS for the nine months ended September 30, 2023, based on 100% of target value:

	Nine Months Ended September 30, 2023
	Shares	Fair Value
Balance at December 31, 2022	138,785	$43.19
Granted	51,453	48.19
Vested	(30,567)	54.02
Forfeitures	(598)	40.15
Balance at September 30, 2023	159,073	$42.74
The PBRS that vested during the nine months ended September 30, 2023 were based on the Company's achievement of 86.7% of target financial goals, resulting in the issuance of 26,499 shares of common stock. The outstanding PBRS at September 30, 2023 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
SARs
There were no SARs granted and no expense recognized during the nine months ended September 30, 2023. Following is a summary of the activity of the Company’s SARs program for the nine months ended September 30, 2023:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2022	46,325	$41.62	0.73	$192
Exercised	(15,916)	31.92	—	—
Exercisable at September 30, 2023	30,409	$46.70	0.33	$—
All SARs were vested at September 30, 2023.

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
The Company recorded a net periodic pension cost of $129,000 and $402,000 for the three and nine month period ended September 30, 2023, respectively, and a net periodic pension benefit of $616,000 and $1.8 million for the three and nine month period ended September 30, 2022, respectively. The Company made no contributions to the Plan during the nine month period ended September 30, 2023 and is evaluating the amount of contributions, if any, for the remainder of 2023.
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
SERP cost recorded to expense was $118,000 and $354,000 for the three and nine month periods ended September 30, 2023, respectively, and $107,000 and $320,000 for the three and nine month periods ended September 30, 2022, respectively.
Note 10 – Income Taxes
The effective tax rate was 19.3% and 19.8% for the three and nine month periods ended September 30, 2023, respectively, and 19.2% and 19.3% for the three and nine month periods September 30, 2022, respectively. The effective tax rate for all periods differs from the statutory rate of 21% primarily due to the tax-exempt interest received from municipal bonds and bank-owned life insurance, among other factors. The increase in the effective tax rate for the nine month period ended September 30, 2023 as compared to the same period of 2022 is primarily a result of lower tax-exempt income.
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

	September 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$241,194	$2	$25,735	$215,461
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	192,241	—	39,806	152,435
Corporate bonds	111,172	—	11,723	99,449
Treasury securities	109,752	—	2,030	107,722
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	42,020	—	1,232	40,788
Total	$696,379	$2	$80,526	$615,855

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$317,376	$54	$22,304	$295,126
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	205,175	—	31,236	173,939
Corporate bonds	96,348	—	11,251	85,097
Treasury securities	158,935	—	3,652	155,283
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	47,213	—	2,190	45,023
Total	$825,047	$54	$70,633	$754,468
The fair values of securities with unrealized losses are as follows:

	September 30, 2023
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$63,256	$1,183	$149,202	$24,552	$212,458	$25,735
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	152,435	39,806	152,435	39,806
Corporate bonds	14,939	61	79,510	11,662	94,449	11,723
Treasury securities	—	—	107,722	2,030	107,722	2,030
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	40,788	1,232	40,788	1,232
Total	$78,195	$1,244	$529,657	$79,282	$607,852	$80,526

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$214,919	$8,958	$47,474	$13,346	$262,393	$22,304
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	53,732	6,135	118,017	25,101	171,749	31,236
Corporate bonds	32,517	3,629	47,580	7,622	80,097	11,251
Treasury securities	155,283	3,652	—	—	155,283	3,652
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	47,213	2,190	47,213	2,190
Total	$456,451	$22,374	$260,284	$48,259	$716,735	$70,633
There were 276 securities, or 98.2% (213 of which for greater than 12 months), in an unrealized loss position as of September 30, 2023. The unrealized losses at September 30, 2023 were primarily attributable to changes in market interest rates after the securities were purchased. The Company does not currently intend to sell, and based on current conditions, the Company does not believe it will be required to sell these available-for-sale securities before the recovery of the amortized cost basis, which may be the maturity dates of the securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. There were 311 securities, or 91.7% (101 of which for greater than 12 months), in an unrealized loss position as of December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had not recorded an allowance for credit losses on securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2023
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$124,354	$122,207
Due after 1 year through 5 years	141,867	138,528
Due after 5 years through 10 years	201,815	169,520
Due after 10 years	228,343	185,600
Total	$696,379	$615,855
Proceeds from sales of investment securities classified as available-for-sale were $0 and $111.1 million for the three and nine months ended September 30, 2023, respectively, and $2.3 million and $3.8 million for the three and nine months ended September 30, 2022, respectively. Gross realized losses were $0 and $347,000 for the three and nine months ended September 30, 2023, respectively, and there were no gross realized losses for both the three and nine months ended September 30, 2022. Gross realized gains were $0 and $187,000 for the three and nine months ended September 30, 2023, respectively, and were $13,000 and $15,000 for the three and nine months ended September 30, 2022, respectively. There were no securities pledged to secure public deposits or for other purposes at September 30, 2023.

Note 12 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2023		December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$408,435	$408,435	$200,942	$200,942
Investment securities	615,855	615,855	754,468	754,468
Loans, net	1,026,300	986,503	1,069,367	1,004,682
Accrued interest receivable	8,185	8,185	8,297	8,297
Total	$2,058,775	$2,018,978	$2,033,074	$1,968,389
Balance sheet liabilities:
Deposits	$1,177,342	$1,177,342	$1,257,217	$1,257,217
Accounts and drafts payable	1,082,224	1,082,224	1,067,600	1,067,600
Accrued interest payable	597	597	66	66
Total	$2,260,163	$2,260,163	$2,324,883	$2,324,883
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$19,939	$18,964	$58,838	$57,184
Financial fees	11,597	11,252	34,518	32,406
Information services payment and processing revenue	31,536	30,216	93,356	89,590
Bank service fees	247	289	764	1,142
Fee revenue (in-scope of FASB ASC 606)	31,783	30,505	94,120	90,732
Other income (out-of-scope of FASB ASC 606)	1,017	1,279	2,860	2,133
Total fee revenue and other income	$32,800	$31,784	$96,980	$92,865
Note 14 – Leases
The Company leases certain premises under operating leases. As of September 30, 2023, the Company had lease liabilities of $8.7 million and right-of-use assets of $8.4 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three and nine months ended September 30, 2023, operating lease cost was $345,000 and $1.0 million, respectively, short-term lease cost was $74,000 and $200,000, respectively, and there was no variable lease cost. At September 30, 2023, the weighted-average remaining lease term for the operating leases was 7.5 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.57%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2022 Form 10-K for information regarding these commitments.
A maturity analysis of operating lease liabilities and undiscounted cash flows as of September 30, 2023 is as follows:

(In thousands)	September 30, 2023
Lease payments due
Less than 1 year	$1,332
1-2 years	1,339
2-3 years	1,354
3-4 years	1,350
4-5 years	1,343
Over 5 years	3,218
Total undiscounted cash flows	9,936
Discount on cash flows	1,200
Total lease liability	$8,736
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the nine months ended September 30, 2023.
Note 15 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2023. There were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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
Recent Industry Developments
During the first half of 2023, the banking industry experienced significant volatility with high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, overall level of deposit cost, unrealized securities losses and eroding consumer confidence in the banking system. The Company's average deposits have declined $112.3 million, or 9.5%, from the third quarter of 2022 to the third quarter of 2023, primarily as a result of larger commercial depository clients moving their funds to higher interest rate alternatives outside of the Company.
During the nine months ended 2023, the transportation industry has seen a decline in overall freight rates caused by an ongoing freight recession. Primarily as a result, the Company's average accounts and drafts payable has declined $112.3 million, or 9.5%, from the third quarter of 2022 to the third quarter of 2023. Transportation dollar volumes are key to the Company’s revenue as higher volumes generally lead to an increase in payment float, which generates interest income, as well as an increase in payments in advance of funding, which generates financial fees.
Despite the decline in average deposits and average accounts and drafts payable, the Company’s liquidity position and balance sheet remains strong. The Company has experienced recent stabilization in its deposit balances as a result of an increase in deposit rates and increased depositor confidence across the banking industry. Average deposits increased $10.0 million from the second quarter of 2023 to the third quarter of 2023. Despite the decrease in average funding sources, the Company maintained average short-term investments of $310.8 million during the third quarter of 2023. In addition, all of the Company's investment securities are classified as available-for-sale and there were no outstanding borrowings at September 30, 2023.
As a result of rising inflation, the Federal Reserve increased the Federal Funds rate over the course of 2022 and into the first nine months of 2023. The increase in the Federal Funds rate has contributed to the increase in the Company's net interest margin, therefore positively impacting net interest income. Inflation has also had the impact of increasing operating expenses, such as compensation expense.

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
Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three month period ended September 30, 2023 (“third quarter of 2023”) compared to the three month period ended September 30, 2022 (“third quarter of 2022”) and the nine month period ended September 30, 2023 compared to the nine month period ended September 30, 2022. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2022 Form 10-K. Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be attained for any other period.
Summary of Results
The following table summarizes the Company’s operating results:

(In thousands except per share data)	Third Quarter of			Nine Months Ended
	2023	2022	% Change	2023	2022	% Change
Processing fees	$19,939	$18,964	5.1%	$58,838	$57,184	2.9%
Financial fees	11,597	11,252	3.1%	34,518	32,406	6.5%
Net interest income	16,548	15,971	3.6%	49,460	41,515	19.1%
Provision for (release of) credit loss	125	550	(77.3)%	(335)	850	(139.4)%
Other	1,264	1,568	(19.4)%	3,624	3,275	10.7%
Total net revenue	49,223	47,205	4.3%	146,775	133,530	9.9%
Operating expense	40,063	36,321	10.3%	119,774	101,788	17.7%
Income before income tax expense	9,160	10,884	(15.8)%	27,001	31,742	(14.9)%
Income tax expense	1,766	2,085	(15.3)%	5,352	6,123	(12.6)%
Net income	$7,394	$8,799	(16.0)%	$21,649	$25,619	(15.5)%
Diluted earnings per share	$0.54	$0.64	(15.6)%	$1.56	$1.86	(16.1)%
Return on average assets	1.22%	1.33%	—	1.20%	1.32%	—
Return on average equity	13.80%	16.84%	—	13.64%	15.80%	—
Third quarter of 2023 compared to third quarter of 2022:
The Company recorded net revenue of $49.2 million during the three months ended September 30, 2023, up 4.3% from the three months ended September 30, 2022, primarily driven by higher processing and financial fees, along with rising interest rates which positively impacted net interest income. Operating expense increased 10.3% primarily driven by an increase in full-time equivalent employees and other expenses related to strategic investments in technology initiatives. Net income was $7.4 million and diluted EPS was $0.54 per share, decreases of 16.0% and 15.6% from the three months ended September 30, 2022, respectively.
The Company posted a 1.22% return on average assets and 13.80% return on average equity.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022:
The Company recorded net revenue of $146.8 million during the nine months ended September 30, 2023, up 9.9% from the nine months ended September 30, 2022. Operating expense increased 17.7%. Net income was $21.6 million and diluted EPS was $1.56 per share, decreases of 15.5% and 16.1% from the nine months ended September 30, 2022, respectively.
The Company posted a 1.20% return on average assets and 13.64% return on average equity.
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

(In thousands)	Third Quarter of			Nine Months Ended
	2023	2022	% Change	2023	2022	% Change
Transportation invoice volume	8,925	9,385	(4.9)%	27,216	27,633	(1.5)%
Transportation invoice dollar volume	$9,263,453	$11,549,980	(19.8)%	$29,243,706	$33,818,573	(13.5)%
Facility-related transaction volume [1]	3,417	3,315	3.1%	10,352	9,794	5.7%
Facility-related dollar volume [1]	$5,096,882	$5,485,783	(7.1)%	$14,988,757	$14,699,903	2.0%
Average payments in advance of funding	$234,684	$277,683	(15.5)%	$243,458	$283,431	(14.1)%
Processing fees	$19,939	$18,964	5.1%	$58,838	$57,184	2.9%
Financial fees	$11,597	$11,252	3.1%	$34,518	$32,406	6.5%
Other fees	$1,264	$1,568	(19.4)%	$3,624	$3,275	10.7%
1.Includes energy, telecom and environmental.
Third quarter of 2023 compared to third quarter of 2022:
Processing fee revenue increased $975,000, or 5.1%, primarily attributable to an increase in ancillary fees and the increase in facility-related invoice volumes of 3.1%. Transportation invoice volumes decreased 4.9% over the same period. The decline in transportation volumes is due to the on-going freight recession.
Financial fee revenue increased $345,000, or 3.1%, primarily attributable to the increase in short-term interest rates, partially offset by a decline in transportation dollar volumes of 19.8%.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022:
Financial fee revenue increased $2.1 million, or 6.5%, primarily attributable to the increase in short-term interest rates, partially offset by a decline in transportation dollar volumes of 13.5%.
Processing fee revenue increased $1.7 million, or 2.9%, primarily attributable to the increase in facility-related transaction volume of 5.7%, partially offset by the decrease in transportation invoice volumes of 1.5%.

Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	Third Quarter of			Nine Months Ended
	2023	2022	% Change	2023	2022	% Change
Average earnings assets	$2,059,801	$2,243,219	(8.2)%	$2,077,392	$2,196,704	(5.4)%
Average interest-bearing liabilities	591,567	597,469	(1.0)%	566,987	598,812	(5.3)%
Net interest income*	16,805	16,383	2.6%	50,300	42,809	17.5%
Net interest margin*	3.24%	2.90%		3.24%	2.61%
Yield on earning assets*	4.13%	3.04%		3.98%	2.69%
Cost of interest-bearing liabilities	3.11%	0.52%		2.73%	0.30%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2023 and 2022.
Third quarter of 2023 compared to third quarter of 2022:
The increase in net interest income is primarily due to an increase in the Federal Funds rate throughout 2022 and into the first nine months of 2023, positively affecting the net interest margin which increased to 3.24%, as compared to 2.90% in the prior year. This was partially offset by the decrease in average earning assets of $183.4 million, or 8.2%. The yield on interest-earning assets increased 109 basis points from 3.04% to 4.13% while the cost of interest-bearing liabilities increased 259 basis points from 0.52% to 3.11%.
Average loans increased $61.9 million, or 6.3%, to $1.05 billion. This increase was due to loan growth during the second half of 2022, specifically in the Company's franchise restaurants, faith-based, and lease financing receivables portfolios. The average yield on loans increased 85 basis points to 4.88%, primarily due to the increase in short-term interest rates.
Average investment securities decreased $124.5 million, or 15.0%, due to the sale and maturity of investment securities throughout the nine months ended 2023. The average yield on taxable investment securities increased 51 basis points to 2.62% as a result of the increase in short and long-term interest rates. The average yield on tax-exempt investment securities declined 22 basis points to 2.63% driven by maturities of higher rate securities. These securities have longer term fixed rates, and the Company has not purchased any such securities since interest rates began increasing.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, decreased $120.7 million, or 28.0%. The decrease is primarily a result of the increase in the average balances of loans, coupled with the decrease in average funding sources, partially offset by a decrease in average investment securities. The average yield on short-term investments increased 295 basis points to 5.02%, primarily due to the increase in short-term interest rates that began in March 2022. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits decreased $5.9 million, or 1.0%. Average non-interest-bearing demand deposits decreased $106.4 million, or 18.1%. The Company has experienced deposit attrition as larger commercial depository clients moved their funds to higher interest rate alternatives outside the Company. The Company also incurred a shift from non-interest bearing to interest-bearing deposits from current customers. The average rate paid on interest-bearing deposits increased 259 basis points to 3.11% due to the increase in short-term interest rates.
Average accounts and drafts payable decreased $112.3 million, or 9.5%. The decrease in average accounts and drafts payable was primarily driven by the decrease in transportation dollar volumes of 19.8%.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022:
Net interest income in the nine months ended September 30, 2023 increased primarily due to an increase in the Federal Funds rate throughout 2022 and into the first nine months of 2023, positively affecting the net interest margin which increased to 3.24%, as compared to 2.61% in the prior year. This was partially offset by the decrease in average interest-

earning assets of $119.3 million, or 5.4%. The yield on interest-earning assets increased 129 basis points from 2.69% to 3.98% while the cost of interest-bearing liabilities increased 243 basis points from 0.30% to 2.73%.
Average loans increased $93.2 million, or 9.6%, to $1.07 billion. This increase was due to loan growth during 2022, specifically in the Company's franchise restaurants, faith-based, and lease financing receivables portfolios. The average yield on loans increased 94 basis points to 4.77%, primarily due to the increase in short-term interest rates.
Average investment securities decreased $24.7 million, or 3.2%. The average yield on taxable investment securities increased 77 basis points to 2.60% as a result of the increase in short and long-term interest rates. The average yield on tax-exempt investment securities declined 18 basis points to 2.72%.
Average short-term investments decreased $187.8 million, or 41.6%. The decrease is primarily a result of the increase in the average balance of loans, coupled with the decrease in average funding sources. The average yield on short-term investments increased 363 basis points to 4.64% primarily due to the increase in short-term interest rates.
The average balance of interest-bearing deposits decreased $34.8 million, or 5.8%. Average non-interest bearing demand deposits decreased $66.3 million, or 11.1%. The Company has experienced deposit attrition as larger commercial depository clients moved their funds to higher interest rate alternatives outside the Company. The Company also incurred a shift from non-interest-bearing to interest-bearing deposits from current customers. The average rate paid on interest-bearing deposits increased 242 basis points to 2.72% due to the increase in short-term interest rates.
Average accounts and drafts payable decreased $64.3 million, or 5.7%. The decrease in average accounts and drafts payable was primarily driven by the decrease in transportation dollar volumes of 13.5%, partially offset by the increase in facility-related dollar volumes of 2.0%.
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

(In thousands)	Third Quarter of 2023			Third Quarter of 2022
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:	$1,045,967	$12,863	4.88%	$984,104	$10,005	4.03%
Investment securities[3]:
Taxable	518,954	3,429	2.62%	554,315	2,948	2.11%
Tax-exempt[4]	184,110	1,220	2.63%	273,284	1,963	2.85%
Short-term investments	310,770	3,934	5.02%	431,516	2,249	2.07%
Total interest-earning assets	2,059,801	21,446	4.13%	2,243,219	17,165	3.04%
Non-interest-earning assets
Cash and due from banks	24,786			19,084
Premises and equipment, net	25,531			19,515
Bank-owned life insurance	48,677			47,546
Goodwill and other intangibles	20,966			21,745
Payments in advance of funding	234,684			277,682
Unrealized loss on investment securities	(68,230)			(51,437)
Other assets	62,244			53,039
Allowance for credit losses	(13,195)			(12,579)
Total assets	$2,395,264			$2,617,814
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$508,554	$4,007	3.13%	$545,539	$701	0.51%
Savings deposits	7,716	33	1.70%	13,547	12	0.35%
Time deposits >= $100	23,610	203	3.41%	16,325	37	0.90%
Other time deposits	51,676	398	3.06%	22,047	32	0.58%
Total interest-bearing deposits	591,556	4,641	3.11%	597,458	782	0.52%
Short-term borrowings	11	—	—%	11	—	—%
Total interest-bearing liabilities	591,567	4,641	3.11%	597,469	782	0.52%
Non-interest bearing liabilities
Demand deposits	480,472			586,872
Accounts and drafts payable	1,070,057			1,182,373
Other liabilities	40,578			43,852
Total liabilities	2,182,674			2,410,566
Shareholders’ equity	212,590			207,248
Total liabilities and shareholders’ equity	$2,395,264			$2,617,814
Net interest income		$16,805			$16,383
Net interest margin			3.24%			2.90%
Interest spread			1.02%			2.52%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $98,000 and $99,000 for the third quarter of 2023 and 2022, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2023 and 2022. The tax-equivalent adjustment was approximately $256,000 and $412,000 for the third quarter of 2023 and 2022, respectively.

(In thousands)	Nine Months Ended 2023			Nine Months Ended 2022
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$1,065,915	$38,029	4.77%	$972,698	$27,890	3.83%
Investment securities[3]:
Taxable	550,680	10,702	2.60%	488,257	6,679	1.83%
Tax-exempt[4]	197,023	4,001	2.72%	284,187	6,161	2.90%
Short-term investments	263,774	9,147	4.64%	451,562	3,423	1.01%
Total interest-earning assets	2,077,392	61,879	3.98%	2,196,704	44,153	2.69%
Non-interest-earning assets:
Cash and due from banks	23,774			20,304
Premises and equipment, net	22,984			19,192
Bank-owned life insurance	48,395			46,009
Goodwill and other intangibles	21,159			18,887
Payments in advance of funding	243,458			283,430
Unrealized loss on investment securities	(65,882)			(31,791)
Other assets	63,322			47,374
Allowance for credit losses	(13,327)			(12,349)
Total assets	$2,421,275			$2,587,760
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$491,495	$10,060	2.74%	$542,378	$1,102	0.27%
Savings deposits	7,094	82	1.55%	14,628	17	0.16%
Time deposits >= $100	23,115	463	2.68%	17,054	115	0.90%
Other time deposits	42,290	858	2.71%	24,741	110	0.59%
Total interest-bearing deposits	563,994	11,463	2.72%	598,801	1,344	0.30%
Short-term borrowings	2,993	116	5.18%	11	—	—%
Total interest-bearing liabilities	566,987	11,579	2.73%	598,812	1,344	0.30%
Non-interest bearing liabilities:
Demand deposits	528,677			594,994
Accounts and drafts payable	1,071,414			1,135,673
Other liabilities	42,037			41,454
Total liabilities	2,209,115			2,370,933
Shareholders’ equity	212,159			216,827
Total liabilities and shareholders’ equity	$2,421,274			$2,587,760
Net interest income		$50,300			$42,809
Net interest margin			3.24%			2.61%
Interest spread			1.25%			2.39%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $609,000 and $500,000 for the nine months ended September 30, 2023 and 2022, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both the nine months ended September 30, 2023 and 2022. The tax-equivalent adjustment was approximately $840,000 and $1,294,000 for the nine months ended September 30, 2023 and 2022, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	Third Quarter of 2023 Compared to Third Quarter of 2022
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$659	$2,199	$2,858
Investment securities:
Taxable	(198)	679	481
Tax-exempt[2]	(600)	(143)	(743)
Short-term investments	(777)	2,462	1,685
Total interest income	(916)	5,197	4,281
Increase (decrease) in interest expense:
Interest-bearing demand deposits	(51)	3,357	3,306
Savings deposits	(7)	28	21
Time deposits >=$100	23	143	166
Other time deposits	87	279	366
Short-term borrowings	—	—	—
Total interest expense	52	3,807	3,859
Net interest income	$(968)	$1,390	$422
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the three months ended September 30, 2023 and 2022.

(In thousands)	Nine Months Ended 2023 Compared to Nine Months Ended of 2022
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$2,857	$7,282	$10,139
Investment securities:
Taxable	938	3,085	4,023
Tax-exempt[2]	(1,791)	(369)	(2,160)
Short-term investments	(1,954)	7,678	5,724
Total interest income	50	17,676	17,726
Interest expense on:
Interest-bearing demand deposits	(113)	9,071	8,958
Savings deposits	(13)	78	65
Time deposits >=$100	53	295	348
Other time deposits	124	624	748
Short-term borrowings	—	116	116
Total interest expense	51	10,184	10,235
Net interest income	$(1)	$7,492	$7,491
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the nine months ended September 30, 2023 and 2022.

Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a provision for credit losses and off-balance sheet credit exposures of $125,000 and $550,000 in the third quarter of 2023 and 2022, respectively. The Company recorded a release of credit losses and off-balance sheet credit exposures of $335,000 and a provision for credit losses of $850,000 in the nine months ended 2023 and 2022, respectively. The amount of the provision for (release of) credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the provision for (release of) credit losses will fluctuate as determined by these quarterly analyses. The provision for credit losses in the third quarter of 2023 was driven by certain changes to assumptions in the Company’s CECL model, partially offset by a decrease in total loans of $16.2 million, or 1.5%, as compared to June 30, 2023. The release of credit losses for the nine months ended September 30, 2023 was primarily driven by the decrease in loan balances outstanding from December 31, 2022.
The Company experienced no loan charge-offs in the third quarter of 2023 and 2022. The ACL was $13.3 million at September 30, 2023 and $13.5 million at December 31, 2022. The ACL represented 1.28% of outstanding loans at September 30, 2023 and 1.25% of outstanding loans at December 31, 2022. The allowance for unfunded commitments was $117,000 at September 30, 2023 and $232,000 at December 31, 2022. There were no nonperforming loans outstanding at September 30, 2023. The Company had one loan that was considered an individually evaluated credit at December 31, 2022, with no specific allowance. This loan was paid off in full in January 2023.
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
Summary of Credit Loss Experience
The following table presents information on the Company's provision for (release of) credit losses and analysis of the ACL:

	Third Quarter of		Nine Months Ended
(In thousands)	2023	2022	2023	2022
Allowance for credit losses at beginning of period	$13,194	$12,573	$13,539	$12,041
Provision for (release of) credit losses	125	476	(220)	996
Net recoveries	—	—	—	12
Allowance for credit losses at end of period	$13,319	$13,049	$13,319	$13,049

Allowance for unfunded commitments at beginning of period	$117	$147	$232	$367
Provision for (release of) credit losses	—	75	(115)	(145)
Allowance for unfunded commitments at end of period	$117	$222	$117	$222

Loans outstanding:
Average	$1,045,967	$984,104	$1,065,915	$972,698
September 30	$1,039,619	$1,037,101	$1,039,619	$1,037,101
Ratio of allowance for credit losses to loans outstanding at September 30	1.28%	1.26%	1.28%	1.26%
Operating Expenses
Total operating expenses for the third quarter of 2023 increased $3.7 million, or 10.3%, compared to the third quarter of 2022. Total operating expenses for the nine months ended September 30, 2023 increased $18.0 million, or 17.7%, compared to the nine months ended September 30, 2022. The following table details the components of operating expenses:

(In thousands)	Third Quarter of		Nine Months Ended
	2023	2022	2023	2022
Salaries and commissions	$23,391	$21,953	$69,613	$62,516
Share-based compensation	938	1,260	3,796	4,431
Net periodic pension cost (benefit)	129	(616)	402	(1,847)
Other benefits	5,178	4,402	15,283	12,650
Personnel	$29,636	$26,999	$89,094	$77,750
Occupancy	908	970	2,670	2,801
Equipment	1,789	1,633	5,188	5,004
Amortization of intangible assets	195	195	585	485
Other operating	7,535	6,524	22,237	15,748
Total operating expense	$40,063	$36,321	$119,774	$101,788
Third quarter of 2023 compared to third quarter of 2022:
Personnel expenses increased $2.6 million, or 9.8%. Salaries and commissions increased $1.4 million, or 6.6%, as a result of merit increases and an increase in average full-time equivalent employees of 8.1% due to strategic investments in various technology initiatives. Share-based compensation decreased $322,000, primarily related to lower performance-based restricted share expense. Pension expense increased $745,000. Despite the Company’s defined benefit pension plan being frozen in the first quarter of 2021, resulting in no service cost in subsequent periods, expense increased as a result of the accounting impact of the decline in plan assets during 2022 and corresponding decline in expected return on plan assets for 2023. Other benefits, such as 401(k) match, health insurance and payroll taxes, increased $776,000, or 17.6%, primarily due to the 8.1% increase in average full-time equivalent employees as well as a significant increase in employer health insurance costs over prior year levels.
Other operating expenses increased $1.0 million, or 15.5%. Certain expense categories such as outside service fees and data processing are elevated as the Company invests in, and transitions to, improved technology. Multiple technology platforms are being maintained prior to switching over to what the Company believes will be more efficient technology platforms for data entry processing by the end of 2023.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022:
Personnel expenses increased $11.3 million, or 14.6%, which included a salary and commission increase of $7.1 million, or 11.4%. Share-based compensation decreased $635,000 and pension expense increased $2.2 million. Other benefits, such as 401(k) match, health insurance and payroll taxes, increased $2.6 million, or 20.8%. These personnel expense changes were all a result of the same factors as the increase for the third quarter of 2023 compared to the third quarter of 2022.
Other operating expenses increased $6.5 million, or 41.2%, a result of the same factors as the third quarter of 2023. Certain expense categories such as outside service fees and data processing are elevated as the Company invests in, and transitions to, improved technology. Multiple technology platforms are being maintained prior to switching over to what the Company believes will be more efficient technology platforms for facility and transportation data entry processing by the end of 2023.
Financial Condition
Total assets at September 30, 2023 were $2.50 billion, a decrease of $68.1 million, or 2.6%, from December 31, 2022.
The Company experienced an increase in cash and cash equivalents of $207.5 million, or 103.3%, during the first nine months of 2023. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily affected by changes in funding sources, mainly accounts and drafts payable and deposits, cash flows in and out of loans, investments securities and payments in advance of funding.
The investment securities portfolio decreased $138.6 million, or 18.4%, during the first nine months of 2023. The decrease is due to the sale of $111.1 million of available-for-sale securities, maturities of $29.4 million and an increase in unrealized losses of $7.6 million driven by the increase in long-term interest rates, partially offset by purchases of $15.3 million.

Loans decreased $43.3 million, or 4.0%, from December 31, 2022. The decrease was primarily due to a decrease in lease financing receivables of $33.0 million. The Company has opted to be more selective in booking new loans as a result of the decline in deposits during the first half of 2023, focusing on building new client relationships rather than transactional opportunities like investment grade leases.
Payments in advance of funding decreased $35.2 million, or 12.0%. The decrease is primarily due to a 13.5% decrease in transportation dollar volumes during the first nine months of 2023, which led to fewer dollars advanced to freight carriers.
Accounts and drafts receivable from customers decreased $67.1 million, or 70.0%, from December 31, 2022. The decrease is solely due to timing of customer funding.
Total deposits at September 30, 2023 were $1.18 billion, a decrease of $79.9 million, or 6.4%, from December 31, 2022. The Company experienced deposit attrition during the first six months of 2023 as larger commercial depository clients moved their funds to higher interest rate alternatives outside of Cass Commercial Bank. The Company has experienced a recent increase in its deposit balances as a result of an increase in its deposit rates and increased depositor confidence across the banking industry.
Accounts and drafts payable at September 30, 2023 were $1.08 billion, an increase of $14.6 million, or 1.4%, from December 31, 2022. Accounts and drafts payable are a stable source of funding generated by payment float from transportation and facility clients. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are generally a more meaningful measure of accounts and drafts payable.
Total liabilities at September 30, 2023 were $2.30 billion, a decrease of $68.1 million, or 2.9%, from December 31, 2022.
Total shareholders’ equity at September 30, 2023 was $206.2 million, an $89,000 decrease from December 31, 2022. The decrease in shareholders’ equity is a result of dividends paid of $11.9 million, an increase in accumulated other comprehensive loss of $7.6 million due to the increase in market interest rates and resulting negative impact on the fair value of available-for-sale investment securities, and the repurchase of Company stock of $5.2 million, partially offset by year-to-date 2023 earnings of $21.6 million.
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
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $408.4 million at September 30, 2023, an increase of $207.5 million, or 103.3%, from December 31, 2022. At September 30, 2023, these assets represented 16.3% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities were $615.9 million at September 30, 2023, a decrease of $138.6 million from December 31, 2022. These assets represented 24.6% of total assets at September 30, 2023. Of the total portfolio, 19.8% mature in one year, 22.5% mature in one to five years, and 57.7% mature in five or more years.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of September 30, 2023, the Bank also has secured lines of credit with the Federal Home Loan Bank of $207.8 million collateralized by mortgage loans. The Company also has secured lines of credit from three banks up to a maximum of $250.0 million in aggregate collateralized by investment securities. There were no amounts outstanding under any line of credit as of September 30, 2023 or December 31, 2022.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank, including CassPay and faith-based customers. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $49.2 million of CDARS deposits and interest-bearing demand deposits include $130.8 million of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.
Net cash flows provided by operating activities were $29.4 million for the nine months ended September 30, 2023, compared to $40.8 million for the nine months ended September 30, 2022, a decrease of $11.4 million. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2023, which are estimated to range from $8 million to $10 million.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $28.7 million and $33.9 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $5.3 million. The decrease was due to lower net income of $4.0 million and lower net amortization of premium/discount on investment securities of $1.4 million. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment.
Other factors impacting the $11.4 million decrease in net cash provided by operating activities include:
•A decrease in other operating activities, net of $5.9 million, primarily due to changes in various accounts receivable and payable;
•A decrease in current income tax liability of $2.1 million; and
•A change in the provision for (release of) credit losses of $1.2 million primarily due to changes in loans outstanding during the respective periods.

These factors were partially offset by an increase in the pension liability of $2.2 million.
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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2023
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$265,286	15.30%	$138,669	8.00%	$ N/A	N/A %
Cass Commercial Bank	197,767	18.14	87,236	8.00	109,045	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	251,850	14.53	78,001	4.50	N/A	N/A
Cass Commercial Bank	185,127	16.98	49,070	4.50	70,879	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	251,850	14.53	104,002	6.00	N/A	N/A
Cass Commercial Bank	185,127	16.98	65,427	6.00	87,236	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	251,850	10.61	94,977	4.00	N/A	N/A
Cass Commercial Bank	185,127	12.17	60,847	4.00	76,059	5.00
At December 31, 2022
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$257,313	13.52%	$152,306	8.00%	$ N/A	N/A %
Cass Commercial Bank	186,075	16.00	93,044	8.00	116,305	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	243,774	12.80	85,672	4.50	N/A	N/A
Cass Commercial Bank	172,848	14.86	52,337	4.50	75,598	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	243,774	12.80	114,229	6.00	N/A	N/A
Cass Commercial Bank	172,848	14.86	69,783	6.00	93,044	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	243,774	9.52	102,386	4.00	N/A	N/A
Cass Commercial Bank	172,848	10.77	64,196	4.00	80,245	5.00

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
The following table summarizes simulated changes in net interest income versus unchanged rates over the next 12 months as of September 30, 2023 and December 31, 2022.

	% change in projected net interest income
	September 30, 2023	December 31, 2022
+200 basis points	13.7%	10.6%
+100 basis points	8.2%	4.2%
Flat rates	—%	—%
-100 basis points	(3.2)%	—%
-200 basis points	(6.0)%	(1.5)%
The Company is generally asset sensitive as average interest-earning assets of $2.06 billion for the third quarter of 2023 greatly exceeded average interest-bearing liabilities of $591.6 million. The table above on the projected impact of interest rate shocks results from a static balance sheet at September 30, 2023.
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
There were no changes in the third quarter of 2023 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2023, the Company repurchased a total of 73,272 shares of its common stock pursuant to its treasury stock buyback program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023–July 31, 2023	1,122	$38.68	1,122	276,280
August 1, 2023–August 31, 2023	60,900	38.79	60,900	215,380
September 1, 2023–September 30, 2023	11,250	38.16	11,250	204,130
Total	73,272	$38.69	73,272	204,130
(1)All repurchases made during the quarter ended September 30, 2023 were made pursuant to the treasury stock buyback program, authorized by the Board of Directors on October 19, 2021 and announced by the Company on October 21, 2021. The program provides that the Company may repurchase up to an aggregate of 750,000 shares of common stock and has no expiration date. On October 17, 2023, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock with no expiration date. This authorization replaces the October 2021 authorization, and as such, the Company has 500,000 shares available for repurchase effective with the October 17, 2023 authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the third quarter of 2023.
(c)During the three months ended September 30, 2023, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

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

CASS INFORMATION SYSTEMS, INC.

DATE: November 7, 2023	By	/s/ Martin H. Resch
Martin H. Resch
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 7, 2023	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)