Form 10-K
period 2023-12-31
CASS INFORMATION SYSTEMS INC
filed 2024-02-28
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
Commission file number 000-20827

CASS INFORMATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-1265338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12444 Powerscourt Drive, Suite 550, St. Louis, Missouri 63131	(314) 506-5500
(Address of principal executive offices) (Zip Code)	(Telephone Number, incl. area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.50 per share	CASS	The Nasdaq Global Select Market

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
Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $515.5 million based on the closing price of the common stock of $38.78 on June 30, 2023, as reported by The Nasdaq Global Select Market. As of February 15, 2024, the Registrant had 13,649,223 shares outstanding of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders.
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

Marketing, Customers and Competition
The Company, through its Transportation Information Services business unit, is one of the largest firms in the transportation bill processing and payment industry in the United States based on the total dollars of transportation bills paid and items processed. Competition consists of a few primary competitors and numerous small transportation bill audit firms located throughout the United States. While offering transportation payment services, few of these audit firms compete on a national basis. These competitors compete mainly on price, functionality and service levels. The Company, through its Utility Expense Management business unit, also competes with other companies located throughout the United States that pay utility bills and provide management reporting. Available data indicates that the Company is one of the largest providers of utility information processing and payment services. Cass is unique among these competitors in that it is not exclusively affiliated with any one energy service provider (“ESP”). Various ESPs market the Company’s services, adding value with their unique auditing, consulting and technological capabilities. Many of Cass’ services are customized for the ESPs, providing a full-featured solution without any development costs to the ESP. The Company, through its Telecom Information Services business unit, is a leader in the growing telecom expense management market and competes with other companies located throughout the United States in this market. The Company, through its Waste Expense Management business, is one of the largest providers of waste invoice management solutions and competes against small expense management companies along with large national account programs of major haulers. The Company's TouchPoint division offers a church management software solution and an on-line platform to provide generosity services for faith-based and non-profit organizations, which is a complementary service offering to the Bank’s faith-based customers. Also, the Company, through its CassPay operation, competes with providers of corporate payment solutions.
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
Employees and Human Capital Resources
The Company and its subsidiaries had 1,061 full-time and 255 part-time employees as of February 15, 2024. Of these employees, the Bank had 66 full-time and no part-time employees.
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

The Company invests in its employees’ futures by assisting with tuition reimbursement for continued education. Employees are also able to participate in educational seminars run by outside parties to maintain and expand professional knowledge.
In order to develop a workforce that aligns with the Company’s corporate values, regularly sponsored campaigns and events occur, such as charitable workplace campaigns, food drives to assist local food banks, and toy drives to support charities during the holidays. The Company offers paid time off for charitable endeavors. Additionally, the Company supports a number of organizations with annual financial contributions.
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
The Company's DEI Committee was formed after a thorough process of determining a charter and actively looks to expand the Company's DEI vision. The committee members are passionate about DEI efforts and represent the Company's various business divisions and corporate departments. The Company continues to promote DEI within its culture and make improvements to human resources programs to support related initiatives. As of December 31, 2023, 69% of the Company's U.S. employees were female, and 23% were ethnically diverse. Within the management group, 52% were female, and 13% were ethnically diverse. The Company continues to support and provide diversity training to all employees. The Company also continues its commitment to providing a workplace that is free of harassment and discrimination by taking proactive measures and providing all employees with non-discrimination and sexual harassment prevention training on an annual basis. The DEI initiatives are supported and promoted to provide all employees a place where they feel welcomed, appreciated and valued.
Equal opportunities, anti-harassment, non-discrimination, the health and safety of employees and work-life balance are actively promoted as more fully described in the Company's Environmental, Social, and Governance ("ESG") report.
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
Enhanced Prudential Standards – The FRB is required to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to large bank holding companies and certain non-bank covered companies designated as systemically important by the Financial Stability Oversight Council. The Dodd-Frank Act mandates that certain regulatory requirements applicable to these systemically important financial institutions be more stringent than those applicable to other financial institutions. In 2019, the FRB adopted new rules impacting certain capital and liquidity requirements and other enhanced prudential standards. The final rules assign all domestic bank holding companies with $100 billion or more in total consolidated assets to one of four categories of tailored regulatory requirements. The Company and the Bank are generally not impacted by these rules. The enhanced prudential standards rules, as amended in 2019, require publicly traded bank holding companies with $50 billion or more in total consolidated assets to establish risk committees. Prior to the amendment, the requirement to establish a risk committee was applicable to publicly traded companies with $10 billion or more in consolidated assets.
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
The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. For instance, the Basel III Capital Rules and the capital simplification rules enacted in 2019 provide for a number of deductions from and adjustments to common equity Tier 1 capital. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from Tier 1 capital to the extent that any one such category exceeds 25% of common equity Tier 1 capital.
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
The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2023, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.
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
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of bank failures in early 2023 and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and will be assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of this final rule, the Company did not accrue expense related to this assessment based on the amount of uninsured deposits at December 31, 2022 of less than $5.0 billion. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact the Company's future deposit insurance expense is currently uncertain.
FDIC insurance expense totaled $603,000, $415,700 and $300,200 for the years ended December 31, 2023, 2022 and 2021, respectively.
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
As of December 31, 2023, the most recent notification from the regulatory agencies categorized the Company and the Bank as well-capitalized. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see Item 8, Note 2 of this report.
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
Loans-to-One-Borrower – The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2023, the Bank was in compliance with the loans-to-one-borrower limitations.
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
In October 2023, the OCC, together with the Federal Reserve and FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks larger than the Bank and updates the definitions of community development and process by which banks can seek approval of qualifying projects. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.

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
Anti-Money Laundering Regulation and the USA PATRIOT Act - A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act (“BSA”), the USA PATRIOT Act of 2021 (the “USA PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective Anti-Money Laundering (“AML”) program and to file timely reports such as suspicious activity reports and currency transaction reports that assist government agencies in detecting and preventing money laundering. The USA PATRIOT Act prohibits financial institutions from entering into specified financial transactions and account relationships and requires that the institutions implement customer identification programs, and enhance due diligence procedures for certain high-risk customers. Regulatory authorities routinely examine financial institutions for compliance with these obligations. The federal banking agencies and the Financial Crimes Enforcement Network (“FinCEN”) are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the Department of Justice, Drug Enforcement Administration and Internal Revenue Service. The Company is also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control.
The Anti-Money Laundering Act of 2020 (“AMLA”) amended the BSA and was intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.
In 2021, Congress passed the Corporate Transparency Act as part of the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the USA PATRIOT Act. Notable amendments include (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which information will be maintained by FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of the BSA; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and powers of FinCEN. Many of the requirements included in the AML amendments will require additional rulemakings, reports and other measures, and the impact of these rules will depend on, among other things, rulemaking and implementation guidance. FinCEN proposed three rules to implement changes to the beneficial ownership requirements and related amendments set forth in the Corporate Transparency Act. As of the date of this Form 10-K, two of the three have been finalized. The Beneficial Ownership Reporting Rule took effect on January 1, 2024 and requires certain domestic and foreign companies created, or registered to conduct business, in the United States to report beneficial ownership information to FinCEN. The Access Rule, effective as of February 20, 2024, sets forth the circumstances under which FinCEN can disclose beneficial ownership information to authorized recipients and how FinCEN and recipients of the data will protect that information. It is expected that FinCEN will issue a third rule, by January 1, 2025, to revise existing customer due diligence requirements and bring them into conformance with the Corporate Transparency Act and the Access Rule.
Climate-Related Regulation and Guidance - In recent years the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system.

Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, including by encouraging such banks to: ensure that management of climate-related risk exposures has been incorporated into existing governance structures; evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; account for the effects of climate change in stress testing scenarios and systemic risk assessments; revise expectations for credit portfolio concentrations based on climate-related factors; consider investments in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change; evaluate the impact of climate change on the bank’s borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties; incorporate climate-related financial risk into the bank’s internal reporting, monitoring and escalation processes; and prepare for the transition risks to the bank associated with the adjustment to a low-carbon economy and related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.
In 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. In 2022, the FDIC and FRB issued their own proposed principles for climate risk management by larger banking organizations. Although these risk management principles, if adopted as proposed, would not apply to the Bank directly based upon its current size, the regulators have indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The federal banking agencies are expected to adopt a more formal climate risk management framework for larger banking organizations in the coming months. As climate-related supervisory guidance is considered and formalized for all banks and financial institutions, the Company may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.
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
•Fair Housing Act, Home Mortgage Disclosure Act, and Real Estate Settlement Procedures Act, prohibiting discrimination against borrowers seeking housing and mortgages; requiring transparency and public reporting on mortgage and lending activities; and requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
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
The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest, which in turn significantly affect financial institutions’ net interest income. Fluctuations in interest rates affect Cass’ financial statements, as they do for all financial institutions. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. Due in part to the recent increase in the Federal Funds rate, the Company's net interest margin increased to 3.25% in 2023 from 2.74% in 2022, therefore increasing net interest income. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” a decline in market interest rates would be expected to have a negative impact on the Company’s net interest income.
The value of our goodwill and other intangible assets may decline in the future
As of December 31, 2023, the Company had $20.7 million of goodwill and other intangible assets. A significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company's common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets which could have a material adverse effect on the Company's business, financial condition and results of operations.
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
Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution's ability to satisfy its obligations to depositors. The Company seeks to ensure funding needs are met by maintaining a level of liquidity through asset and liability management. If the Company becomes unable to obtain funds when needed, it could have a material adverse effect on its business, financial condition, and results of operations.
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
Climate change could have a material negative impact on the Company and its clients.
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
Climate change also exposes Cass to transition risks associated with the transition to a less carbon-dependent economy. Transition risks may result from changes in policies; laws and regulations; technologies; and/or market preferences to address climate change. Such changes could materially, negatively impact our business, results of operations, financial condition and/or our reputation, in addition to having a similar impact on our clients. Cass has clients who operate in carbon-intensive industries that are exposed to climate risks, such as those risks related to the transition to a less carbon-dependent economy, as well as clients who operate in low-carbon industries that may be subject to risks associated with new technologies.
Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. The OCC, FRB and the U.S. Treasury Department have emphasized that climate-related risks are faced by banking organizations of all types and sizes, specifically including physical and transition risks, and is in the process of enhancing supervisory expectations regarding banks’ risk management practices. These agencies have indicated increased expectations for larger financial institutions to measure, monitor and manage climate-related risk as part of their enterprise risk management processes. Although any initial policies may not apply to financial institutions of the Bank’s size, it is likely that regulators will expect all banks to enhance internal control and risk management programs and processes relating to climate change. To the extent that these initiatives lead to the adoption of new regulations or guidance applicable to the Company and the Bank, compliance costs and risks are expected to increase.
Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company faces ongoing legislative and regulatory uncertainties and changes regarding climate risk management and practices that if adopted, may result in higher regulatory, compliance, credit and reputational risks and costs.

The Company is subject to ESG risks that could adversely affect its reputation and the market price of its securities.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Managing cybersecurity risk within Cass is an ongoing, multifaceted process aimed at safeguarding digital assets and sensitive information. Led by the Company’s Chief Information Security Officer (“CISO”) and overseen by the Executive IT Council, the Company has a dedicated team of security professionals to implement the Company’s information security processes.
The Executive IT Council is comprised of the CEO, CFO, Chief information Officer (“CIO”), CISO, and all heads of business units that serve together to manage and oversee the Company’s IT program as a whole. As part of this function and at the direction of the CISO, the Executive IT Council is charged with approving and providing oversight of the IT solutions that enhance the Company’s security posture. As more fully described in “Governance” below, the CISO and CIO regularly report the Executive IT Council’s findings to the Audit and Risk Committee of the Board, and to the full Board, in an effort to provide a collaborative and multi-point cybersecurity program.
The Company also relies on certain critical third party IT vendors that support processing, transmission, and storage of data, which has become more critical given the information security risks that are intensified through the Company’s increased use of remote work arrangements. The Company has also engaged a third party to help monitor and analyze its system activities.
The Company’s information security program is comprised of three primary components that guide the activities of employees and advisors tasked with managing the program:
•Information Security Policy: The Company maintains an Information Security Policy that aligns with the National Institute of Standards and Technology and ISO 27001 cybersecurity guidelines and frameworks. This policy is reviewed at least annually by the Company’s IT Security & Risk team, with updates approved by the Board of Directors. The Information Security Policy addresses the standards, design, scope, testing, and operation of the

Company’s cybersecurity program. All Company employees are trained both initially and on an annual basis on the information security requirements set by the policy. Employees whose work is more pertinent to cybersecurity management and risk, such as software development, receive additional and more specialized training.
•Incident Management Policy: The Company’s Incident Management Policy provides the structure and guidance for the Company’s cyber incident response operations to ensure the quick detection of security events and vulnerabilities, as well as promote a rapid response to security incidents and mitigation measures. A dedicated security incident response team is tasked with addressing security incidents and driving the Company’s response.
•Cyber Risk Management Program: The Company performs a comprehensive risk assessment on an annual basis to identify and prioritize potential threats and vulnerabilities, then uses the results to implement and revise policies, assign responsibilities, and deploy security controls to address them on an ongoing, 24-7 basis.
Using the policies and programs described above, Cass has implemented a multi-layered cybersecurity approach, including, deployment of advanced endpoint protection, threat intelligence, and anomaly detection tools, continuous monitoring of network traffic through intrusion detection and prevention systems, regular penetration testing and vulnerability assessments, and encryption of sensitive data at rest and in transit.
Cass is dependent on third-party vendors to support operations and business objectives. Recognizing the interconnected nature of the Company’s business, Cass places emphasis on managing third-party cybersecurity risk by maintaining a Vendor Management Policy. This policy establishes guidelines for conducting due diligence on vendors’ security practices, making ongoing risk assessments and conducting extensive control reviews of identified high-risk vendors.
Because the Company is a bank holding company, its information security program is regularly evaluated by banking examiners and regulators. In addition, the Company undergoes annual Service Organization Controls Type II audits to evaluate information security controls related to specific services offered by the Company.
While the Company continues to face a number of cybersecurity risks in connection with the business, Cass has not experienced any cyber incidents that materially affected business strategy, results of operations or financial condition over the past fiscal year. The Company commits to transparently communicating with stakeholders, including shareholders, regulatory bodies, and law enforcement agencies, as required. To mitigate financial risks associated with cybersecurity incidents, Cass maintains a comprehensive cyber insurance policy. This policy covers various costs, including legal expenses, investigation costs, business interruption, and potential liabilities.
Governance
As described above, the Company's cybersecurity program is led by the CISO, who ultimately reports to the Executive Vice President and CIO. The CISO is supported by an information security team, made up of two security analysts and one IT audit and compliance analyst. The security analysts monitor the Company’s security solutions and security event logs and responds to incidents and events when they occur. The IT audit and compliance analyst tracks remediation efforts, manages the Company’s third party risk program and works with internal and external auditors on all IT compliance activities. Members of the information security team hold cybersecurity certifications, such as a Certified Information Systems Security Professional ("CISSP") or Certified Information Security Manager certifications. The CIO oversees all IT departments within the Company, including security and risk, and is the primary liaison between IT and the Board of Directors.
Both the CISO and CIO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. The CIO has a bachelor’s degree in Management Information Systems and an MBA from Oakland University, and was previously the Domain CIO at Comerica Bank. The CISO has a bachelor’s degree in Computer Science from the University of Illinois, holds the CISSP, Certified in Risk and Information Systems Control and Certified Chief Information Security Officer certifications, and has been active in the management of the Company’s security programs for more than a decade, serving in the CISO role since early 2023.
The CISO and CIO provide monthly updates to the Executive IT Council on security incidents, compliance and patching metrics, as well as security related industry updates that might affect the Company’s business. The Executive IT Council approves all security related project expenditures and all members are a part of the Company’s incident response team.
The Audit and Risk Committee, together with the full Board of Directors, actively oversees the Company’s cybersecurity program. The Audit and Risk Committee receives reports on evolving cybersecurity standards and key metrics, including the number of incidents, response times, and effectiveness of safety controls, from the CIO on a quarterly basis, and more frequently when necessary. These reports include updates on the activities of the Executive IT Council. Changes to the Company’s information security policies and programs are approved by the Audit and Risk Committee. This information is reported to the full Board of Directors which, together with the Audit and Risk Committee, evaluates and considers the effectiveness of the Company’s risk management policies and controls relating to cybersecurity that are described in the section above.
The Company believes that by layering cybersecurity practices and risk management oversight in a way that involves various individuals, teams, and ultimately, the Board of Directors, it fosters a culture of accountability and helps enable Cass to prioritize the safety and security of its and its clients’ data.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of February 15, 2024, there were approximately 5,717 holders of record of the Company’s common stock.
The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. However, future dividend payments will depend on the Company’s earnings, capital requirements, financial condition, applicable banking regulatory requirements and other factors considered relevant by the Company’s Board of Directors.
The Company maintains a treasury stock buyback program approved by the Board of Directors in October 2023 pursuant to which, the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock and has no expiration date. The Company has repurchased 13,964 shares under this treasury stock buyback program and therefore has 486,036 shares remaining for repurchase.
The Company repurchased a total of 150,541 shares at an aggregate cost of $5.8 million during the year ended December 31, 2023 and 130,374 shares at an aggregate cost of $5.3 million during the year ended December 31, 2022. A portion of the repurchased shares may be used for the Company’s employee benefit plans and the balance will be available for other general corporate purposes. The pace of repurchase activity will depend on factors such as levels of regulatory capital, cash generation from operations, cash requirements for investments, repayment of debt, current stock price, business and market conditions, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.
During the three months ended December 31, 2023, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 – October 31, 2023	1,650	$37.68	1,650	498,350
November 1, 2023 – November 30, 2023	13,295	40.28	11,714	486,636
December 1, 2023 – December 31, 2023	600	41.83	600	486,036
Total	15,545	$40.06	13,964	486,036
(1)During the quarter ended December 31, 2023, there were 13,964 shares repurchased pursuant to the Company's publicly announced treasury stock buyback program and 1,581 shares transferred from employees in satisfaction of tax withholding obligations upon the vesting of restricted stock.
(2)The Board of Directors authorized the treasury stock buyback program on October 17, 2023, announced by the Company on October 19, 2023. The program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date.

Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years
The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (“Nasdaq”), the index of Nasdaq computer and data processing stocks, and the index of Nasdaq bank stocks. The graph assumes $100 was invested on December 31, 2018, with dividends reinvested. Returns are based on period end prices.

ITEM 6. RESERVED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2023 compared to 2022. For discussion related to the results of operations and changes in financial condition for 2022 compared to 2021 refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023.
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
The Company recorded revenue of $197.5 million in 2023, up 8.2% from the prior year. Net income was $30.1 million and diluted EPS was $2.18 per share, decreases of 13.9% and 13.8% from the prior year, respectively.
The Company continues to operate profitably, posting a 1.24% return on average assets and 14.24% return on average equity. The Company’s common equity Tier 1 capital ratio was 14.73% at December 31, 2023, significantly exceeding regulatory requirements. In addition, the Company has maintained exceptional credit quality with no non-performing loans at December 31, 2023, and no loan charge-offs during the year ended December 31, 2023.

The Company’s solid capital and liquidity positions, combined with ongoing earnings, are expected to continue to allow for investment in strategic opportunities when they become available, in addition to return of capital to shareholders. The Company delivered $21.7 million in dividend payments and share repurchases during 2023. The Company continues to invest in the technology, processes, and people required to support its multi-national customer base.
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
Summary of Results

(In thousands except per share data)	For the Years Ended December 31,			% Change
	2023	2022	2021	2023 v. 2022	2022 v. 2021
Processing fees	$79,566	$76,470	$74,589	4.0%	2.5%
Financial fees	45,985	43,757	32,733	5.1%	33.7%
Net interest income	66,494	58,844	44,326	13.0%	32.8%
(Release of) provision for credit losses	(550)	1,350	(130)	(140.7)%	(1138.5)%
Other	4,916	4,755	2,369	3.4%	100.7%
Total revenues	197,511	182,476	154,147	8.2%	18.4%
Operating expense	160,155	139,576	120,326	14.7%	16.0%
Income before income tax expense	37,356	42,900	33,821	(12.9)%	26.8%
Income tax expense	7,297	7,996	5,217	(8.7)%	53.3%
Net income	$30,059	$34,904	$28,604	(13.9)%	22.0%
Diluted earnings per share	$2.18	$2.53	$2.00	(13.8)%	26.5%
Return on average assets	1.24%	1.35%	1.23%	—	—
Return on average equity	14.24%	16.53%	11.29%	—	—
The Company recorded revenue of $197.5 million in 2023, up 8.2% from the prior year, due to increases in processing fees, financial fees, net interest income and a positive variance in the (release of) provision for credit losses. Operating expenses increased 14.7% as a result of increases in personnel and other expenses as the Company invests in, and transitions to, improved technology. Net income was $30.1 million and diluted EPS was $2.18 per share, decreases of 13.9% and 13.8% from the prior year, respectively.

The Company posted a 1.24% return on average assets and 14.24% return on average equity.

Further detail about the components of revenue and expenses are explained in the sections following.

Fee Revenue and Other Income
The Company’s fee revenue is derived mainly from transportation and facility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis, discounts received for services provided to carriers and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes, average payments in advance of funding, fee revenue and other income were as follows:

(In thousands)	December 31,			% Change
	2023	2022	2021	2023 v. 2022	2022 v. 2021
Transportation invoice transaction volume	35,949	36,807	36,783	(2.3)%	0.1%
Transportation invoice dollar volume	$38,288,478	$44,749,359	$36,829,841	(14.4)%	21.5%
Facility transaction volume(1)	13,857	12,990	12,499	6.7%	3.9%
Facility dollar volume(1)	$19,836,821	$19,514,049	$15,867,556	1.7%	23.0%
Average payments in advance of funding	$234,865	$278,185	$211,809	(15.6)%	31.3%
Processing fees	$79,566	$76,470	$74,589	4.0%	2.5%
Financial fees	$45,985	$43,757	$32,733	5.1%	33.7%
Other income	$4,916	$4,755	$2,369	3.4%	100.7%
(1)Includes utility, telecom and waste
Processing fees increased $3.1 million, or 4.0%, during 2023 largely driven by a 6.7% increase in facility transaction volumes as well as an increase in fees received for ancillary processing services. Transportation invoice volumes decreased 2.3% over the same period. The decline in transportation volumes is primarily due to the on-going freight recession.
Financial fees increased $2.2 million, or 5.1%, in 2023 primarily attributable to the increase in short-term interest rates throughout 2023, partially offset by a decline in transportation dollar volumes of 14.4%. The decline in transportation dollar volumes had a direct effect on the 15.6% decrease in average payments in advance of funding, which is the primary generator of financial fees.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	December 31,			% Change
	2023	2022	2021	2023 v. 2022	2022 v. 2021
Average earning assets	$2,076,951	$2,205,792	$1,999,609	(5.8)%	10.3%
Average interest-bearing liabilities	$573,308	$603,262	$592,069	(5.0)%	1.9%
Net interest income (1)	$67,583	$60,533	$46,199	11.6%	31.0%
Net interest margin (1)	3.25%	2.74%	2.31%	—	—
Yield on earning assets (1)	4.04%	2.90%	2.37%	—	—
Rate on interest bearing liabilities	2.84%	0.58%	0.20%	—	—
(1)Presented on a tax-equivalent basis using a tax rate of 21%.
The increase in net interest income in 2023 compared to 2022 is primarily due to an increase in the Federal Funds rate throughout 2022 and into 2023, positively affecting the net interest rate margin which increased to 3.25% as compared to 2.74% in the prior year. This was partially offset by a decrease in average earning assets of $128.8 million, or 5.8%. The yield on interest-earning assets increased 114 basis points from 2.90% in 2022 to 4.04% in 2023 while the cost of interest-bearing liabilities increased 226 basis points from 0.58% in 2022 to 2.84% in 2023.

Average loans increased $63.7 million, or 6.4%, to $1.06 billion. This increase was due to loan growth during the second half of 2022, specifically in the Company's franchise restaurants, faith-based and lease financing receivables portfolios. The average yield on loans increased 83 basis points to 4.81% in 2023.
Average investment securities decreased $54.7 million, or 6.9%, due to the sale and maturity of investment securities throughout 2023. The investment portfolio will expand and contract over time as the Company manages its liquidity and interest rate position. The average tax-equivalent yield on investment securities increased 33 basis point to 2.63% in 2023 as a result of the increase in short and long-term interest rates. The average yield on tax-exempt investment securities declined 19 basis points to 2.69% driven by maturities of higher rate securities. These securities have longer term fixed rates and the Company has not purchased any such securities since interest rates began increasing.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, decreased $137.8 million, or 32.4%. The decrease is primarily a result of the increase in the average balance of loans, coupled with the decrease in average funding sources, partially offset by the decrease in average investment securities. The average yield on short-term investments increased 327 basis points to 4.78% in 2023 primarily due to the increase in short-term market interest rates that began in March 2022. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits decreased $32.2 million, or 5.3%. Average non-interest-bearing demand deposits decreased $75.5 million, or 12.8%. The Company experienced deposit attrition during the first six months of 2023 as larger commercial depository clients moved their funds to higher interest rate alternatives outside of the banking system. The Company also incurred a shift from non-interest bearing to interest-bearing deposits driven by the customer base. The average rate paid on interest-bearing deposits increased 225 basis points to 2.83% in 2023 due to the increase in short-term interest rates.
Average accounts and drafts payable decreased $60.1 million, or 5.3%. The decrease in average accounts and drafts payable was primarily driven by the decrease in transportation dollar volumes of 14.4% due to the ongoing freight recession.
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

(In thousands)	2023			2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets (1)
Interest-earning assets
Loans (2):	$1,055,668	$50,825	4.81%	$992,004	$39,460	3.98%	$887,662	$35,178	3.96%
Securities (4):
Taxable	541,159	14,118	2.61	509,537	10,083	1.98	192,885	2,547	1.32
Tax-exempt (3)	192,881	5,186	2.69	279,247	8,043	2.88	304,672	8,919	2.93
Short-term investments	287,243	13,720	4.78	425,004	6,429	1.51	614,390	726	0.12
Total interest-earning assets	2,076,951	83,849	4.04%	2,205,792	64,015	2.90%	1,999,609	47,370	2.37%
Non-interest-earning assets
Cash and due from banks	24,914			20,772			21,220
Premises and equipment, net	24,445			19,291			17,846
Payments in advance of funding	234,865			278,185			211,809
Bank-owned life insurance	48,540			46,468			26,766
Goodwill and other intangibles	21,060			19,558			17,273
Unrealized (loss) gain on investment securities	(68,893)			(43,147)			15,833
Other assets	71,050			51,686			35,231
Allowance for credit losses	(13,324)			(12,527)			(11,595)
Total assets	$2,419,608			$2,586,078			$2,333,992
Liabilities and Shareholders’ Equity (1)
Interest-bearing liabilities
Interest-bearing demand deposits	$496,154	$14,056	2.83%	$549,054	$3,118	0.57%	$521,409	$582	0.11%
Savings deposits	7,162	113	1.58	13,288	38	0.29	18,398	9	0.05
Time deposits >=$250	23,912	705	2.95	18,272	181	0.99	14,576	139	0.95
Other time deposits	43,839	1,276	2.91	22,637	145	0.64	37,676	441	1.17
Total interest-bearing deposits	571,067	16,150	2.83	603,251	3,482	0.58	592,059	1,171	0.20
Short-term borrowings	2,241	116	5.18	11	—	—	10	—	—
Total interest-bearing liabilities	573,308	16,266	2.84%	603,262	3,482	0.58%	592,069	1,171	0.20%
Noninterest-bearing liabilities
Demand deposits	512,608			588,121			447,880
Accounts and drafts payable	1,081,245			1,141,329			986,572
Other liabilities	41,378			42,224			54,035
Total liabilities	2,208,539			2,374,936			2,080,556
Shareholders’ equity	211,069			211,142			253,436
Total liabilities and shareholders’ equity	$2,419,608			$2,586,078			$2,333,992
Net interest income (3)		$67,583			$60,533			$46,199
Net interest margin (3)			3.25%			2.74%			2.31%
Interest spread			1.20%			2.32%			2.17%
(1)Balances shown are daily averages.
(2)Interest income on loans includes net loan fees of $686,000, $684,000, and $3.4 million for 2023, 2022 and 2021, respectively. Loan fees include $0, $167,000, and $2.6 million of PPP loan fees for 2023, 2022 and 2021, respectively.
(3)Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%. The tax-equivalent adjustment was approximately $1.1 million, $1.7 million and $1.9 million for 2023, 2022, and 2021, respectively.
(4)For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes
The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

(In thousands)	2023 Over 2022			2022 Over 2021
	Volume (1)	Rate (1)	Total	Volume(1)	Rate (1)	Total
Increase (decrease) in interest income:
Loans (2):	$2,657	$8,708	$11,365	$4,150	$132	$4,282
Securities:
Taxable	658	3,377	4,035	5,780	1,756	7,536
Tax-exempt (3)	(2,351)	(506)	(2,857)	(734)	(142)	(876)
Short-term investments	(2,671)	9,962	7,291	(291)	5,994	5,703
Total interest income	$(1,707)	$21,541	$19,834	$8,905	$7,740	$16,645
Interest expense on:
Interest-bearing demand deposits	$(329)	$11,267	$10,938	$32	$2,504	$2,536
Savings deposits	(25)	100	75	(3)	32	29
Time deposits >=$250	71	453	524	36	6	42
Other time deposits	236	895	1,131	(139)	(157)	(296)
Short-term borrowings	—	116	116	—	—	—
Total interest expense	(47)	12,831	12,784	(74)	2,385	2,311
Net interest income	$(1,660)	$8,710	$7,050	$8,979	$5,355	$14,334
(1)The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
(2)Interest income includes net loan fees.
(3)Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%.
Loan Portfolio
Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $1.01 billion, representing 40.9% of the Company's total assets as of December 31, 2023 and generated $50.8 million in interest income during the year then ended. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2023.

Loans by Type	December 31,
(In thousands)	2023	2022	2021
Commercial and industrial	$498,502	$561,616	$450,336
Real estate (commercial and faith-based):
Mortgage	499,739	495,280	464,341
Construction	16,023	25,968	39,461
PPP	—	—	6,299
Other	54	42	130
Total loans	$1,014,318	$1,082,906	$960,567

Loans by Maturity as of December 31, 2023

(In thousands)	One Year Or Less		Over 1 Year Through 5 Years		Over 5 Years Through 15 Years (1)		Total
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
Commercial and industrial	$19,711	$54,318	$200,726	$29,778	$179,335	$14,634	$498,502
Real Estate:
Mortgage	68,144	13,175	311,474	1,741	93,587	11,618	499,739
Construction	7,784	5	838	7,396	—	—	16,023
Other	—	54	—	—	—	—	54
Total loans	$95,639	$67,552	$513,038	$38,915	$272,922	$26,252	$1,014,318
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
Loans decreased $68.6 million, or 6.3%, to $1.01 billion at December 31, 2023. Lease finance receivables and franchise restaurant loans, which are both included in commercial and industrial loans, decreased $39.4 million, or 24.5%, and $8.6 million, or 3.9%, respectively, during 2023. Commercial and industrial loans decreased $14.5 million, or 8.0%, during 2023. These decreases were due to being more selective in booking new loans as a result of the decline in deposits during the year. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.
Provision and Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments
The Company recorded a release of credit losses and off-balance sheet credit exposures of $550,000 in 2023 and a provision for credit losses of $1.4 million in 2022. The amount of the (release of) provision for credit losses was derived from the Company’s CECL model. The amount of the provision will fluctuate as determined by these analyses. The Company had net loan recoveries of $0 and $13,000 in 2023 and 2022, respectively. The ACL was $13.1 million at December 31, 2023 compared to $13.5 million at December 31, 2022. The ACL represented 1.29% and 1.25% of outstanding loans at December 31, 2023 and December 31, 2022, respectively. The allowance for unfunded commitments was $132,000 at December 31, 2023 and $232,000 at December 31, 2022. There were no nonperforming loans outstanding at December 31, 2023 and one nonperforming loan outstanding with an outstanding balance of $1.2 million, or 0.11% of total loans at December 31, 2022. The single nonperforming loan at December 31, 2022 paid off in full during January 2023.
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
The following schedule summarizes activity in the ACL and the allocation of the allowance to the Company’s loan categories.
Summary of Credit Loss Experience

(In thousands)	December 31,
	2023	2022	2021	2020	2019
Allowance at beginning of year	$13,539	$12,041	$11,944	$11,279	$10,225
Loans charged-off:
Commercial and industrial	—	—	—	—	—
Real estate (commercial and faith-based):
Mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Other	—	—	—	—	—
Total loans charged-off	—	—	—	—	—
Recoveries of loans previously charged-off:
Commercial and industrial	—	13	12	19	81
Real estate (commercial and faith-based):
Mortgage	—	—	15	1	—
Construction	—	—	—	—	—
Other	—	—	—	—	—
Total recoveries of loans previously charged-off	—	13	27	20	81
Net loans recovered	—	(13)	(27)	(20)	(81)
(Release of) provision for credit losses	(450)	1,485	70	645	250
Allowance at end of year	$13,089	$13,539	$12,041	$11,944	$10,556
Cumulative effect of accounting change (ASU 2016-13)	—	—	—	—	723
Allowance at beginning of next year	$13,089	$13,539	$12,041	$11,944	$11,279
Allowance for unfunded commitments at beginning of year	$232	$367	$567	$402	$—
(Release of) provision for credit losses	(100)	(135)	(200)	165	—
Allowance for unfunded commitments at end of year	132	232	367	567	—
Cumulative effect of accounting change (ASU 2016-13)	—	—	—	—	402
Allowance for unfunded commitments at beginning of next year	$132	$232	$367	$567	$402
Loans outstanding:
Average	$1,055,668	$992,004	$887,662	$906,631	$760,153
December 31	1,014,318	1,082,906	960,567	891,676	772,638
Ratio of allowance for credit losses to loans outstanding at December 31	1.29%	1.25%	1.25%	1.34%	1.37%
Ratio of net recoveries to average loans outstanding	—%	—%	—%	—%	(0.01)%
Allocation of allowance for credit losses (1):
Commercial and industrial	$5,412	$5,977	$5,035	$4,635	$4,874
Real estate (commercial and faith-based):
Mortgage	7,569	7,378	6,714	6,892	5,370
Construction	108	184	292	417	312
Other	—	—	—	—	—
Total	$13,089	$13,539	$12,041	$11,944	$10,556

Percentage of categories to total loans:
Commercial and industrial	49.1%	51.9%	46.9%	33.5%	41.9%
Real estate (commercial and faith-based):
Mortgage	49.3	45.7	48.3	48.7	52.8
Construction	1.6	2.4	4.1	5.5	5.3
PPP	—	—	0.7	12.3	—
Other	—	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%
(1)Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.
Nonperforming Assets
Nonperforming loans are defined as loans on non-accrual status and loans 90 days or more past due but still accruing. Nonperforming assets include nonperforming loans plus foreclosed real estate. Loans with modifications to borrowers experiencing financial difficulty are not included in nonperforming loans unless they are on non-accrual status or past due 90 days or more.
It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan for which collection is not probable. Subsequent payments received on such loans are applied to principal if collection of principal is not probable; otherwise, these receipts are recorded as interest income. There was no interest income recognized on nonaccrual loans for the years ended 2023 and 2022.
There were no nonaccrual loans at December 31, 2023 and one nonaccrual loan of $1.2 million at December 31, 2022. There were no foreclosed assets at December 31, 2023 or December 31, 2022. The single nonperforming loan at December 31, 2022 paid off in full during January 2023.
The Company does not have any foreign loans. The Company's loan portfolio includes $157,000 of single family real estate mortgages, as the Company does not market its services to retail customers. Also, the Company had no sub-prime mortgage loans or residential development loans in its portfolio in any of the years presented.
The Company does not have any other interest-earning assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Summary of Nonperforming Assets

(In thousands)	December 31,
	2023	2022	2021	2020	2019
Commercial and industrial:
Nonaccrual	$—	$1,150	$—	$—	$—
Contractually past due 90 days or more and still accruing	—	—	—	—	—
Real estate – mortgage:
Nonaccrual	—	—	—	—	—
Contractually past due 90 days or more and still accruing	—	—	—	—	—
Total nonperforming loans	$—	$1,150	$—	$—	$—
Total foreclosed assets	—	—	—	—	—
Total nonperforming assets	$—	$1,150	$—	$—	$—

Operating Expenses
Operating expenses in 2023 compared to 2022 and 2021 include the following significant pre-tax components:

(In thousands)	December 31,
	2023	2022	2021
Salaries and commissions	$93,474	$85,489	$75,641
Share-based compensation	4,139	6,732	2,859
Net periodic pension cost (benefit)	733	(2,564)	(1,839)
Other benefits	20,348	16,817	15,494
Total personnel expense	$118,694	$106,474	$92,155
Occupancy	3,560	3,676	3,824
Equipment	7,138	6,668	6,745
Amortization of intangible assets	780	680	859
Other operating	29,983	22,078	16,743
Total operating expense	$160,155	$139,576	$120,326
Total operating expenses increased 14.7% in 2023 compared to 2022.
Salaries and commissions increased $8.0 million, or 9.3%, as a result of merit increases and an increase in average full-time equivalent employees ("FTEs") of 10.8% due to strategic investments in various technology initiatives.
Share-based compensation decreased $2.6 million, reflecting the Company's financial performance and the impact on performance-based restricted stock between the periods.
Pension expense increased $3.3 million. Despite the Company's defined benefit pension plan being frozen in the first quarter of 2021 resulting in no service cost in subsequent periods, expense increased as a result of the accounting impact of the decline in plan assets during 2022 and corresponding decline in expected return on plan assets for 2023.
Other benefits, such as 401(k) match, health insurance and payroll taxes, increased $3.5 million, or 21.0%, primarily due to the 10.8% increase in average FTEs as well as a significant increase in employer health insurance costs over prior year levels.
Other operating expense increased $7.9 million, or 35.8%, to $30.0 million. Certain expense categories such as outside service fees and data processing have increased as the Company invests in, and transitions to, improved technology.

Income Tax Expense
Income tax expense in 2023 totaled $7.3 million, compared to $8.0 million in 2022. When measured as a percent of pre-tax income, the Company’s effective tax rate was 19.5% and 18.6% in 2023 and 2022, respectively. The increase in the effective tax rate in 2023 compared to 2022 was primarily due to a lower level of tax-free interest income on municipal securities in the current year.
Investment Portfolio
Investment securities decreased $127.4 million, or 16.9%, during 2023 to $627.1 million at December 31, 2023. U.S. Treasury securities decreased $46.6 million to $108.7 million at December 31, 2023 compared to $155.3 million at December 31, 2022. State and political securities decreased $76.1 million, or 25.8%, to $219.0 million at December 31, 2023 as a result of maturities and sales. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During 2023, the Company purchased investment securities totaling $15.3 million.
There was no single issuer of securities in the investment portfolio at December 31, 2023 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type
(In thousands)	December 31,
	2023	2022	2021
State and political subdivisions	$219,035	$295,126	$371,128
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	157,799	173,939	168,646
Corporate bonds	102,340	85,097	84,338
Asset-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	39,222	45,023	49,341
Treasury securities	108,721	155,283	—
Total investments	$627,117	$754,468	$673,453

Investment Securities by Maturity
(At December 31, 2023)

(In thousands)	Within 1 Year	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Yield
State and political subdivisions	$20,492	$78,179	$91,789	$28,575	2.49%	(1)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	713	40,396	116,690	1.69%
Corporate bonds	—	55,771	46,569	—	3.69%
Asset-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	—	39,222	5.44%
Treasury securities	108,721	—	—	—	2.47%
Total investments	$129,213	$134,663	$178,754	$184,487	2.64%
Weighted average yield (1)	2.55%	4.08%	1.98%	2.48%	2.64%
(1)Yields are presented on a tax-equivalent basis assuming a tax rate of 21%.

Deposits and Accounts and Drafts Payable

(In thousands)	December 31,
	2023	2022	2021
Noninterest-bearing demand deposits	$524,359	$642,757	$582,642
Interest-bearing demand deposits	616,455	614,460	638,861
Total deposits	$1,140,814	$1,257,217	$1,221,503

Accounts and drafts payable	$1,071,369	$1,067,600	$1,050,396
Total deposits decreased $116.4 million, or 9.3% during 2023. Noninterest-bearing demand deposits decreased $118.4 million, or 18.4%, to $524.4 million at December 31, 2023 and interest-bearing deposits increased $2.0 million, or 0.3%, to $616.5 million at December 31, 2023. The Company experienced deposit attrition during the first six months of 2023 as larger commercial depository clients moved their funds to higher interest rate alternatives outside of the banking system. The Company also incurred a shift from non-interest bearing to interest-bearing deposits from current customers.
Accounts and drafts payable generated by the Company in its payment processing operations increased $3.8 million, or 0.4%, to $1.07 billion, at December 31, 2023. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week. Average accounts and drafts payable decreased $60.1 million, or 5.3%, to $1.08 billion during 2023. The decrease in average accounts and drafts payable was primarily driven by the decrease in transportation dollar volumes due to the ongoing freight recession.
The composition of average deposits and the average rates paid on those deposits is represented in the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential” which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.
Maturities of Certificates of Deposit as of December 31, 2023

(In thousands)	$100 or Less	$100 to Less Than $250	$250 or More	Total
Three months or less	$3,466	$34,607	$7,576	$45,649
Three to six months	349	2,233	4,276	6,858
Six to twelve months	923	9,175	10,011	20,109
Over twelve months	528	2,525	1,053	4,106
Total	$5,266	$48,540	$22,916	$76,722
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
The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds, totaled $372.5 million at December 31, 2023, an increase of $171.5 million, or 85.4%, from December 31, 2022. The increase during 2023 is primarily attributed to decreases in investment securities, loans and payments in advance of funding, partially offset by a decrease in deposits. At December 31, 2023, cash and cash equivalents represented 15.0% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities available-for-sale at fair value were $627.1 million at December 31, 2023, a decrease of $127.4 million, or 16.9%, from December 31, 2022. Investment securities represented 25.3% of total assets at December 31, 2023. Of the total portfolio, 20.6% mature in one year or less, 21.5% mature after one year through five years and 57.9% mature after five years.
As of December 31, 2023, the Bank had unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of December 31, 2023, the Bank had secured lines of credit with the Federal Home Loan Bank of $228.3 million collateralized by commercial mortgage loans. At December 31, 2023, the Company had lines of credit from three banks up to a maximum of $250.0 million in aggregate collateralized by state and political subdivision securities. There were not any amounts outstanding at December 31, 2023 and 2022 under any of the lines of credit.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.
Net cash flows provided by operating activities for the years 2023, 2022 and 2021 were $36.9 million, $51.6 million, and $34.5 million, respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2024. The Company anticipates the annual capital expenditures for 2024 should range from $10 million to $12 million. Capital expenditures in 2024 are expected to primarily consist of purchases of equipment and software related to the payment and information processing services business.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $39.5 million and $45.9 million for the years ended December 31, 2023 and December 31, 2022, respectively, a decrease of $6.4 million year over year. The decrease was due to the decrease in net income of $4.8 million and lower net amortization of premium/discount on investment securities of $1.8 million. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment.
Other factors impacting the $14.7 million decrease in net cash provided by operating activities include:
•A decrease in other operating activities, net of $4.6 million, primarily due to changes in various accounts receivable and payable;
•A decrease in stock-based compensation expense of $2.6 million due to lower Company earnings and the impact on performance based stock;
•A decrease in current income tax liability of $2.2 million; and
•A change in the (release of) provision for credit losses of $1.9 million primarily due to changes in loans outstanding during the respective periods.

These factors were partially offset by an increase in the pension liability of $3.3 million.

On an overall basis, the Company's $14.7 million decrease in net cash provided by operating activities was due to higher operating expenses driven by strategic investments in technology initiatives. Higher expense levels were partially offset by improved revenue driven by higher levels of net interest income, processing fees and financial fees. The increase in net interest income in 2023 compared to 2022 is primarily due to the Federal Reserve’s actions to increase the Federal Funds rate throughout 2022 and into 2023, positively affecting the net interest rate margin which increased to 3.25% as compared to 2.74% in the prior year.
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
The overall level of economic activity can have a significant impact on the Company’s ability to generate revenues and income, as the volume and size of customer invoices processed may increase or decrease. Lower levels of economic activity decrease both fee income (as fewer invoices are processed) and balances of accounts and drafts payable generated (as fewer or lower average dollar invoices are processed) from the Company’s transportation customers.
The relative level of energy costs can impact the Company’s earnings and available liquidity. Lower levels of energy costs will tend to decrease transportation and energy invoice amounts resulting in a corresponding decrease in accounts and drafts payable. Decreases in accounts and drafts payable generate lower interest income and reduce liquidity.
New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2023, new business was added in both the transportation and facility expense management operations, driven by both successful marketing efforts and the solid market leadership position held by Cass.
Capital Resources
One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2023 as shown in Item 8, Note 2 of this report.
Cash dividends paid were $16.0 million and $15.4 million in 2023 and 2022, respectively.
Shareholders’ equity was $229.8 million, or 9.3% of total assets, at December 31, 2023, an increase of $23.5 million as compared to December 31, 2022. The increase was primarily a result of net income of $30.1 million and the decrease in accumulated other comprehensive loss of $11.9 million due to the change in market values on investment securities, partially offset by the payment of cash dividends of $16.0 million, and the repurchase of treasury shares of $5.8 million.
Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements, state corporate laws and prudent and sound banking principles. During 2023, the Bank paid dividends of $7.5 million to the Company. As of December 31, 2023, unappropriated retained earnings of $30.8 million were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.
The Company maintains a treasury stock buyback program approved by the Board of Directors in October 2023 pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock and has no expiration date. A total of 486,036 shares remain under the buyback program at December 31, 2023.
The Company repurchased a total of 150,541 shares at an aggregate cost of $5.8 million during the year ended December 31, 2023 and 130,374 shares at an aggregate cost of $5.3 million during the year ended December 31, 2022. A portion of the repurchased shares may be used for the Company’s employee benefit plans and the balance will be available for other general corporate purposes. The pace of future repurchase activity will depend on factors such as levels of regulatory capital, cash generation from operations, cash requirements for investments, repayment of debt, current stock price, business and market conditions, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.
Impact of Inflation
Inflation could have the impact of increasing our operating expenses, such as compensation expense. Inflationary pressures may also have an impact on total assets, earnings and capital, which could impact the Company's ability to grow. An increase in total assets could have the impact of decreasing regulatory capital ratios if earnings and total regulatory capital do not increase at the same rate.
As a result of rising inflation, the Federal Reserve increased the Federal Funds rate throughout 2022 and 2023. The increase in the Federal Funds rate has contributed to the increase in the Company's net interest margin to 3.25% in 2023 from 2.74% in 2022, therefore positively impacting net interest income. Partially as a result of declining inflation, the market is forecasting a decline in the Federal Funds rate beginning in 2024. A decrease in the Federal Funds rate could negatively impact the Company's net interest margin and income.
Commitments, Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2023, an allowance for unfunded commitments of $132,000 had been recorded. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision and Allowance for Credit Losses and Unfunded Commitments.”
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2023, the balance of loan commitments, standby and commercial letters of credit were $196.1 million, $13.6 million and $353,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments. See Note 14 "Disclosures about Fair Value of Financial Instruments" for more information.
During 2023, the Company did not make a contribution to its noncontributory defined benefit pension plan. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance.
For 2023, these assumptions were as follows:

Assumption	Rate
Weighted average discount rate	5.25%
Expected long-term rate of return on assets	6.00%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
The Company faces market risk to the extent that its net interest income is affected by changes in market interest rates. The asset/liability management discipline as applied by the Company seeks to limit the volatility, to the extent possible, that can result from changes in market interest rates. This is accomplished by limiting the concentration of maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of fees and net interest income. However, the Company's asset/liability position often differs from other financial holding companies with positive cumulative "gaps." This asset sensitive position is caused primarily by the operations of the Company, which generate large balances of accounts and drafts payable. These balances, which are noninterest bearing, can cause the Company to become susceptible to changes in interest rates, with a decreasing net interest margin in periods of declining interest rates and an increasing net interest margin in periods of rising interest rates, like the Company experienced in 2023.
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
Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming 12 months under different interest rate scenarios. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2023, from an immediate and sustained parallel change in interest rates in three varying scenarios is shown below.
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
The table below illustrates the projected impact of interest rate shocks on net interest income as of December 31, 2023:

Change in Interest Rates	% Change in Net Interest Income
+200 basis points	14.7%
+100 basis points	6.5
Flat rates	—
-100 basis points	(3.2)
-200 basis points	(6.0)%

The Company is generally asset sensitive as average interest-earning assets of $2.08 billion for 2023 greatly exceeded average interest-bearing liabilities of $573.3 million. The table above on the projected impact of interest rate shocks results from a static balance sheet at December 31, 2023. On an average balance basis, the percent change in net interest income generally is higher to the positive for a rising interest rate environment and more negative for a declining interest rate environment. Since the Company held more short-term investments ($351.6 million) on its ending balance sheet at December 31, 2023 than its average balance for full year 2023 of $287.2 million, the percent changes in net interest income are not necessarily representative of what would occur in a changing interest rate environment as these short-term investments are floating rate assets. The Company's cash position can vary significantly on a day to day basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2023	2022
Assets
Cash and due from banks	$20,908	$20,995
Short-term investments	351,560	179,947
Cash and cash equivalents	372,468	200,942
Securities available-for-sale, at fair value	627,117	754,468

Loans	1,014,318	1,082,906
Less allowance for credit losses	13,089	13,539
Loans, net	1,001,229	1,069,367
Payments in advance of funding	198,861	293,775
Premises and equipment, net	30,093	19,958
Investments in bank-owned life insurance	49,159	47,998
Goodwill	17,309	17,309
Other intangible assets, net	3,345	4,126
Accounts and drafts receivable from customers	110,651	95,779
Other assets	68,390	69,301
Total assets	$2,478,622	$2,573,023

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$524,359	$642,757
Interest-bearing	616,455	614,460
Total deposits	1,140,814	1,257,217
Accounts and drafts payable	1,071,369	1,067,600
Other liabilities	36,630	41,881
Total liabilities	2,248,813	2,366,698

Shareholders’ Equity:
Preferred stock, par value $0.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $0.50 per share; 40,000,000 shares authorized; 15,505,772 shares issued at December 31, 2023 and 2022; 13,582,375 and 13,669,656 shares outstanding at December 31, 2023 and 2022, respectively.	7,753	7,753
Additional paid-in capital	208,007	207,422
Retained earnings	145,782	131,682
Common shares in treasury, at cost (1,923,397 shares at December 31, 2023 and 1,836,116 shares at December 31, 2022, respectively)	(84,264)	(81,211)
Accumulated other comprehensive loss	(47,469)	(59,321)
Total shareholders’ equity	229,809	206,325
Total liabilities and shareholders’ equity	$2,478,622	$2,573,023
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2023	2022	2021
Fee Revenue and Other Income:
Processing fees	$79,566	$76,470	$74,589
Financial fees	45,985	43,757	32,733
Other	4,916	4,755	2,369
Total fee revenue and other income	130,467	124,982	109,691

Interest Income:
Interest and fees on loans	50,825	39,460	35,178
Interest and dividends on securities:
Taxable	14,118	10,083	2,547
Exempt from federal income taxes	4,097	6,354	7,046
Interest on federal funds sold and other short-term investments	13,720	6,429	726
Total interest income	82,760	62,326	45,497

Interest Expense:
Interest on deposits	16,150	3,482	1,171
Interest on short-term borrowings	116	—	—
Total interest expense	16,266	3,482	1,171
Net interest income	66,494	58,844	44,326
(Release of) provision for credit losses	(550)	1,350	(130)
Net interest income after (release of) provision for credit losses	67,044	57,494	44,456
Total net revenue	197,511	182,476	154,147

Operating Expense:
Personnel	118,694	106,474	92,155
Occupancy	3,560	3,676	3,824
Equipment	7,138	6,668	6,745
Amortization of intangible assets	780	680	859
Other operating	29,983	22,078	16,743
Total operating expense	160,155	139,576	120,326
Income before income tax expense	37,356	42,900	33,821
Income tax expense	7,297	7,996	5,217
Net income	$30,059	$34,904	$28,604

Basic Earnings Per Share	$2.22	$2.58	$2.03
Diluted Earnings Per Share	2.18	2.53	2.00
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2023	2022	2021
Comprehensive Income:
Net income	$30,059	$34,904	$28,604
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	12,605	(79,746)	(10,447)
Tax effect	(3,000)	18,981	2,487
Reclassification adjustments for losses (gains) included in net income	173	(15)	(51)
Tax effect	(41)	3	12
FASB ASC 715 pension adjustment	2,550	1,504	11,363
Tax effect	(607)	(358)	(2,705)
Foreign currency translation adjustments, net of tax	172	(143)	(191)
Other comprehensive income (loss)	11,852	(59,774)	468
Total comprehensive income (loss)	$41,911	$(24,870)	$29,072
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$30,059	$34,904	$28,604
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	780	680	859
Net amortization of premium/discount on investment securities	4,473	6,275	7,328
Depreciation	4,189	4,021	4,313
Losses (gains) on sales of securities	173	(15)	(51)
Stock-based compensation expense	4,139	6,732	2,859
(Release of) provision for credit losses	(550)	1,350	(130)
Deferred income tax benefit	(284)	(1,163)	(698)
(Decrease) increase in current income tax liability	(1,481)	724	206
Increase (decrease) in pension liability	806	(2,484)	(1,811)
Increase in accounts receivable	(3,841)	(2,520)	(602)
Other operating activities, net	(1,527)	3,104	(6,330)
Net cash provided by operating activities	36,936	51,608	34,547

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	111,583	3,838	63,774
Proceeds from maturities of securities available-for-sale	39,233	61,209	96,951
Purchases of securities available-for-sale	(15,332)	(232,083)	(494,226)
Net decrease (increase) in loans	68,588	(122,326)	(68,664)
Purchase of bank-owned life insurance	—	(4,000)	(25,119)
Decrease (increase) in payments in advance of funding	94,914	(2,348)	(96,864)
Purchases of premises and equipment, net	(14,324)	(5,866)	(4,369)
Asset acquisition of TouchPoint	—	(4,814)	—
Net cash provided by (used in) investing activities	284,662	(306,390)	(528,517)

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(118,398)	60,115	89,138
Net (decrease) increase in interest-bearing demand and savings deposits	(34,106)	(17,838)	90,310
Net increase (decrease) in time deposits	36,101	(6,563)	(8,801)
Net (increase) decrease in accounts and drafts receivable from customers	(14,872)	(90,787)	6
Net increase in accounts and drafts payable	3,769	17,204	215,010
Cash dividends paid	(15,959)	(15,442)	(15,446)
Purchase of common shares for treasury	(5,773)	(5,299)	(30,997)
Other financing activities, net	(834)	(594)	(850)
Net cash (used in) provided by financing activities	(150,072)	(59,204)	338,370
Net increase (decrease) in cash and cash equivalents	171,526	(313,986)	(155,600)
Cash and cash equivalents at beginning of year	200,942	514,928	670,528
Cash and cash equivalents at end of year	$372,468	$200,942	$514,928

Supplemental information:
Cash paid for interest	$15,697	$3,431	$1,194
Cash paid for income taxes	9,300	8,396	5,637
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2020	$7,753	$204,875	$99,062	$(50,515)	$(15)	$261,160

Net income			28,604			28,604
Cash dividends ($1.09 per share)			(15,446)			(15,446)
Issuance of 85,056 common shares pursuant to stock-based compensation plan, net		(2,939)		2,249		(690)
Exercise of SARs		(519)		359		(160)
Stock-based compensation expense		2,859				2,859
Purchase of 713,857 common shares				(30,997)		(30,997)
Other comprehensive income					468	468
Balance, December 31, 2021	$7,753	$204,276	$112,220	$(78,904)	$453	$245,798

Net income			34,904			34,904
Cash dividends ($1.13 per share)			(15,442)			(15,442)
Issuance of 82,172 common shares pursuant to stock-based compensation plan, net		(2,727)		2,414		(313)
Exercise of SARs		(859)		578		(281)
Stock-based compensation expense		6,732				6,732
Purchase of 130,374 common shares				(5,299)		(5,299)
Other comprehensive income					(59,774)	(59,774)
Balance, December 31, 2022	$7,753	$207,422	$131,682	$(81,211)	$(59,321)	$206,325

Net income			30,059			30,059
Cash dividends ($1.17 per share)			(15,959)			(15,959)
Issuance of 84,366 common shares pursuant to stock-based compensation plan, net		(3,334)		2,616		(718)
Exercise of SARs		(238)		122		(116)
Stock-based compensation expense		4,157		(18)		4,139
Purchase of 150,541 common shares				(5,773)		(5,773)
Other comprehensive loss					11,852	11,852
Balance, December 31, 2023	$7,753	$208,007	$145,782	$(84,264)	$(47,469)	$229,809
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
Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2022 and 2021 consolidated financial statements have been reclassified to conform to the 2023 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.
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
For available for sale investment securities in an unrealized loss position, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the securities or believes it is more likely than not that it will be required to sell the security before the anticipated recovery. If neither condition is met, and the Company does not expect to recover the amortized cost basis, the Company determines whether the decline in fair value resulted from credit losses or other factors. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss has occurred, and an allowance for credit losses is recorded. The allowance for credit losses is limited by the amount that the fair value is less than the amortized cost basis. Any impairment not recorded through the provision for credit losses would be recognized in other comprehensive income.
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
The ACL is calculated as the difference between the amortized cost basis of the loan portfolio and the projections from the weighted-average remaining maturity ("WARM") model that the Company developed. The WARM model utilizes an attrition analysis, including events such as payoffs, matured loans, and renewals in the borrowers’ control, to anticipate the length of time it would take for each portfolio segment to runoff. Management incorporates a one-year GDP forecast and an immediate reversion to peer historical loss rates to determine the annual charge off rates over the estimated life of the loans. After the reasonable and supportable forecast period, the model reverts to long-run /historical average loss rates of its peers. However, for the faith-based CRE ACL, loss rates are determined using the Company’s long-run historical averages, as this loan segment is unique to the Company and does not represent a more than nominal percentage of peer loan portfolios. The economic forecast is based on management’s assessment of the length and pattern of the current economic cycle. The resulting annual charge off rate determined for each year in the WARM model is applied to the loan balances estimated in the attrition analysis.
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
Income Taxes Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced if necessary, by a deferred tax asset valuation allowance. In the event that management determines it is more likely than not that it will not be able to realize all or part of net deferred tax assets in the future, the Company adjusts the recorded value of deferred tax assets, which would result in a direct charge to income tax expense in the period that such determination is made. Likewise, the Company will reverse the valuation allowance when realization of the deferred tax asset is expected. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company and its subsidiaries file U.S. federal and certain state income tax returns on a consolidated basis. In addition, certain state jurisdictions are filed on a separate company basis by the Company or its subsidiaries.

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
Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2023, rate of increase in mortality rates. These assumptions are updated annually and are disclosed in Note 10. The Company follows FASB ASC 715, Compensation – Retirement Benefits (“ASC 715”), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.
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
In October 2023, the FASB issued 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). This ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018.

The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. ASU 2023-06 is not expected to have a significant impact on the Company's financial statements.
In November 2023, the FASB issued 2023-07, Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is not expected to have a significant impact on the Company's financial statements.
In December 2023, the FASB issued 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. It also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. ASU 2023-09 is not expected to have a significant impact on the Company's financial statements.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital and common equity Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2023 and 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.
The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2023, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, common equity Tier I risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Company has traditionally paid a quarterly cash dividend to its shareholders. Subsidiary dividends can be a significant source of funds for payment of dividends by the Company to its shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2023, unappropriated retained earnings of $30.8 million were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. In addition to regulatory requirements and considerations, any payment of dividends in the future will depend on the Company’s earnings, financial condition and other factors considered relevant by the Company’s Board of Directors.
There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2023 and 2022.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2023
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$269,580	15.49%	$139,266	8.00%	$ N/A	N/A %
Cass Commercial Bank	204,584	19.04	85,964	8.00	107,455	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	256,359	14.73	78,337	4.50	N/A	N/A
Cass Commercial Bank	192,104	17.88	48,355	4.50	69,846	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	256,359	14.73	104,449	6.00	N/A	N/A
Cass Commercial Bank	192,104	17.88	64,473	6.00	85,964	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	256,359	10.71	95,760	4.00	N/A	N/A
Cass Commercial Bank	192,104	12.49	61,526	4.00	76,908	5.00
At December 31, 2022
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$257,313	13.52%	$152,306	8.00%	$ N/A	N/A %
Cass Commercial Bank	186,075	16.00	93,044	8.00	116,305	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	243,774	12.80	85,672	4.50	N/A	N/A
Cass Commercial Bank	172,848	14.86	52,337	4.50	75,598	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	243,774	12.80	114,229	6.00	N/A	N/A
Cass Commercial Bank	172,848	14.86	69,783	6.00	93,044	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	243,774	9.52	102,386	4.00	N/A	N/A
Cass Commercial Bank	172,848	10.77	64,196	4.00	80,245	5.00
Note 3
Investment Securities
Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale at December 31, 2023 and 2022 are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$235,297	$4	$(16,266)	$219,035
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	188,307	—	(30,508)	157,799
Corporate bonds	111,109	—	(8,769)	102,340
Treasury securities	109,836	—	(1,115)	108,721
Asset backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	40,368	—	(1,146)	39,222
Total	$684,917	$4	$(57,804)	$627,117

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$317,376	$54	$(22,304)	$295,126
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	205,175	—	(31,236)	173,939
Corporate bonds	96,348	—	(11,251)	85,097
Treasury Securities	158,935	—	(3,652)	155,283
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	47,213	—	(2,190)	45,023
Total	$825,047	$54	$(70,633)	$754,468
The fair values of securities with unrealized losses are as follows:

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$63,198	$220	$152,854	$16,046	$216,052	$16,266
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	157,799	30,508	157,799	30,508
Corporate bonds	19,545	455	82,795	8,314	102,340	8,769
Treasury securities	—	—	108,721	1,115	108,721	1,115
Asset backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	39,222	1,146	39,222	1,146
Total	$82,743	$675	$541,391	$57,129	$624,134	$57,804

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$214,919	$8,958	$47,474	$13,346	$262,393	$22,304
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	53,732	6,135	118,017	25,101	171,749	31,236
Corporate bonds	32,517	3,629	47,580	7,622	80,097	11,251
Treasury securities	155,283	3,652	—	—	155,283	3,652
Asset backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	47,213	2,190	47,213	2,190
Total	$456,451	$22,374	$260,284	$48,259	$716,735	$70,633
There were 275 securities, or 98.9%, in an unrealized loss position as of December 31, 2023 compared to 311 securities, or 91.7%, in an unrealized loss position as of December 31, 2022. The unrealized losses at December 31, 2023 were primarily attributable to changes in market interest rates after the securities were purchased. The Company does not currently intend to sell, and based on current conditions, the Company does not believe it will be required to sell these available-for-sale securities before the recovery of the amortized cost basis, which may be the maturity dates of the securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. Of these securities, 210, or 75.5%, were in an unrealized loss position for greater than 12 months at December 31, 2023. At December 31, 2023 and December 31, 2022, the Company had not recorded an allowance for credit losses on securities.
The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2023
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$130,388	$129,213
Due after 1 year through 5 years	136,710	134,663
Due after 5 years through 10 years	202,069	178,754
Due after 10 years	215,750	184,487
Total	$684,917	$627,117
There were no securities pledged to secure public deposits or for other purposes at December 31, 2023.
Proceeds from sales of investment securities classified as available-for-sale were $111.6 million in 2023, $3.8 million in 2022, and $63.8 million in 2021. Gross realized gains on the sales in 2023, 2022, and 2021 were $187,000, $15,000, and $55,000, respectively. Gross realized losses on the sales in 2023, 2022, and 2021 were $360,000, $0 and $4,000, respectively.
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
A summary of loan categories is as follows:

	December 31,
(In thousands)	2023	2022
Commercial and industrial	$498,502	$561,616
Real estate:
Commercial:
Mortgage	118,371	108,166
Construction	8,233	17,874
Faith-based:
Mortgage	381,368	387,114
Construction	7,790	8,094
Other	54	42
Total loans	$1,014,318	$1,082,906
The following table presents the aging of loans by loan categories at December 31, 2023:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
Commercial and industrial	$498,502	$—	$—	$—	$—	$498,502
Real estate
Commercial:
Mortgage	118,371	—	—	—	—	118,371
Construction	8,233	—	—	—	—	8,233
Faith-based:
Mortgage	381,368	—	—	—	—	381,368
Construction	7,790	—	—	—	—	7,790
PPP	—	—	—	—	—	—
Other	54	—	—	—	—	54
Total	$1,014,318	$—	$—	$—	$—	$1,014,318

The following table presents the aging of loans by loan categories at December 31, 2022:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
Commercial and industrial	$560,466	$—	$—	$—	$1,150	$561,616
Real estate
Commercial:
Mortgage	108,166	—	—	—	—	108,166
Construction	17,874	—	—	—	—	17,874
Faith-based:
Mortgage	387,114	—	—	—	—	387,114
Construction	8,094	—	—	—	—	8,094
PPP	—	—	—	—	—	—
Other	42	—	—	—	—	42
Total	$1,081,756	$—	$—	$—	$1,150	$1,082,906
The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2023:

(In thousands)	Loans Subject to Normal Monitoring(1)	Performing Loans Subject to Special Monitoring(2)	Nonperforming Loans Subject to Special Monitoring(2)	Total Loans
Commercial and industrial	$498,502	$—	$—	$498,502
Real estate
Commercial:
Mortgage	118,371	—	—	118,371
Construction	8,233	—	—	8,233
Faith-based:
Mortgage	375,865	5,503	—	381,368
Construction	7,790	—	—	7,790
PPP	—	—	—	—
Other	54	—	—	54
Total	$1,008,815	$5,503	$—	$1,014,318

(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk and have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a higher level of management attention.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2022:

(In thousands)	Loans Subject to Normal Monitoring(1)	Performing Loans Subject to Special Monitoring(2)	Nonperforming Loans Subject to Special Monitoring(2)	Total Loans
Commercial and industrial	$549,241	$11,225	$1,150	$561,616
Real estate
Commercial:
Mortgage	108,166	—	—	108,166
Construction	17,874	—	—	17,874
Faith-based:
Mortgage	386,169	945	—	387,114
Construction	8,094	—	—	8,094
PPP	—	—	—	—
Other	42	—	—	42
Total	$1,069,586	$12,170	$1,150	$1,082,906

(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk and have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a higher level of management attention.

The Company adopted Accounting Standards Update ASU 2022-02, effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things.
The following table shows the amortized cost of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023, segregated by category and type of modification.

(In thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Percentage of Total Loans Held for Investment
Commercial and industrial	$—	$22,354	$—	$—	4.48%
Total	$—	$22,354	$—	$—	2.20%
There were three loans modified during the year ended December 31, 2023. The terms were extended by periods of two to four years, and there was not an interest rate reduction associated with the modifications. There were no commitments to lend additional funds to these borrowers at December 31, 2023.

The following table shows the performance of loans that have been modified to borrowers experiencing financial difficulty during the year ended December 31, 2023.

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial and industrial	$22,354	$—	$—	$—	$—
Total	$22,354	$—	$—	$—	$—
There were no modified loans that had a payment default during the year ended December 31, 2023 and that had been modified due to the borrower experiencing financial difficulty within the 12 previous months preceding the default.
Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. There were no loans written off during the year ended December 31, 2023.
Prior to the adoption of ASU 2022-02, there were no loans considered troubled debt restructurings as of December 31, 2022.
The Company had no loans evaluated for expected credit losses on an individual basis as of December 31, 2023. The Company had one loan that was considered an individually evaluated credit at December 31, 2022, with no specific allowance. This loan was paid off in full in January 2023. There were no foreclosed loans recorded as other real estate owned as of December 31, 2023 or December 31, 2022.
A summary of the ACL by category for the period ended December 31, 2023 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Allowance for credit losses on loans:
Balance at December 31, 2022	$5,978	$940	$6,437	$184	$13,539
(Release of) provision for credit losses (1)	(566)	153	39	(76)	(450)
Balance at December 31, 2023	$5,412	$1,093	$6,476	$108	$13,089

(1)	For the period ended December 31, 2023, there was a release of credit losses of $100,000 for unfunded commitments.

A summary of the ACL by category for the period ended December 31, 2022 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Allowance for credit losses on loans:
Balance at January 1, 2021	$5,034	$1,031	$5,684	$292	$12,041
Provision for (release of) credit losses (1)	931	(91)	753	(108)	1,485
Recoveries	13	—	—	—	13
Balance at December 31, 2022	$5,978	$940	$6,437	$184	$13,539

(1)	For the period ended December 31, 2022, there was a release of credit losses of $135,000 for unfunded commitments.
As of December 31, 2023 and 2022, there were no loans to executive officers or directors, or their affiliates.
Note 5
Premises and Equipment
A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2023	2022
Land	$873	$873
Buildings	15,176	14,903
Leasehold improvements	2,052	2,044
Furniture, fixtures and equipment	16,333	14,668
Software	44,345	31,956
Total	78,779	64,444
Less accumulated depreciation	48,686	44,486
Total premises and equipment, net	$30,093	$19,958
Total depreciation charged to expense in 2023, 2022 and 2021 amounted to $4.2 million, $4.0 million, and $4.3 million, respectively.
Note 6
Acquired Intangible Assets
The Company accounts for intangible assets in accordance with FASB ASC 350, Goodwill and Other Intangible Assets, which requires that intangibles with indefinite useful lives be tested annually for impairment, or when management deems there is a triggering event, and those with finite useful lives be amortized over their useful lives.
Details of the Company’s intangible assets are as follows:

	December 31, 2023		December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,470	$(4,851)	$6,470	$(4,561)
Patent	72	(36)	72	(32)
Software	3,212	(1,933)	3,212	(1,508)
Trade Name	373	(70)	373	(42)
Other	500	(392)	500	(358)
Unamortized intangible assets:
Goodwill	17,309	—	17,309	—
Total intangible assets	$27,936	$(7,282)	$27,936	$(6,501)
Customer lists are amortized over 7 to 10 years; patents over 18 years, software over 3 years to 7 years, trade name over 10 years to 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $780,000 and $680,000 for the years ended December 31, 2023, and 2022, respectively. Estimated future amortization of intangibles is $738,000 in 2024, $730,000 in 2025, $582,000 in 2026, $262,000 in 2027, and $253,000 in 2028.
Note 7
Interest-Bearing Deposits

Interest-bearing deposits consist of the following:

	December 31,
(In thousands)	2023	2022
Interest-bearing demand deposits	$532,507	$567,426
Savings deposits	7,226	6,413
Time deposits:
Less than $100	5,266	2,526
$100 to less than $250	48,540	20,137
$250 or more (1)	22,916	17,958
Total	$616,455	$614,460
Weighted average interest rate	3.16%	1.74%
(1)The scheduled maturities of time deposits not covered by deposit insurance consist of $21.9 million within one year and $1.1 million within one to three years.
Interest expense consists of the following:

	December 31,
(In thousands)	2023	2022	2021
Interest-bearing demand deposits	$14,056	$3,118	$582
Savings deposits	113	38	9
Time deposits:
Less than $100	1,276	145	332
$100 to less than $250	288	79	109
$250 or more	417	102	139
Total	$16,150	$3,482	$1,171

The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2023		2022
(In thousands)	Amount	Percent of Total	Amount	Percent of Total
Due within:
One year	$72,616	94.6%	$37,925	93.3%
Two years	2,941	3.8%	1,773	4.4%
Three years	1,098	1.4%	797	2.0%
Four years	39	0.1%	88	0.2%
Five years	28	0.1%	38	0.1%
Total	$76,722	100.0%	$40,621	100.0%

Note 8
Unused Available Lines of Credit
As of December 31, 2023, the Bank had unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of December 31, 2023, the Bank had secured lines of credit with the Federal Home Loan Bank of $228.3 million collateralized by commercial mortgage loans. As of December 31, 2023, the Company had lines of credit from three banks up to a maximum of $250.0 million in aggregate collateralized by state and political subdivision securities. There were no amounts outstanding as of December 31, 2023 and 2022 under any of the lines of credit.
Note 9
Common Stock and Earnings per Share
The table below shows activity in the outstanding shares of the Company’s common stock during 2023.

2023
Shares outstanding at January 1	13,669,656
Issuance of common stock:
Employee restricted stock grants	12,780
Employee restricted stock units vested	9,843
Performance-based stock vested	15,646
Employee SARs exercised	2,974
Directors’ stock grants	22,415
Shares repurchased	(150,541)
Shares forfeited	(398)
Shares outstanding at December 31	13,582,375
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
The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data)	2023	2022	2021
Basic:
Net income	$30,059	$34,904	$28,604
Weighted average common shares outstanding	13,530,005	13,552,503	14,091,773
Basic earnings per share	$2.22	$2.58	$2.03
Diluted:
Net income	$30,059	$34,904	$28,604
Weighted average common shares outstanding	13,530,005	13,552,503	14,091,773
Effect of dilutive restricted stock, performance based restricted stock (“PBRS”), and SARs	286,011	255,526	238,103
Weighted average common shares outstanding assuming dilution	13,816,016	13,808,029	14,329,876
Diluted earnings per share	$2.18	$2.53	$2.00
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
A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

(In thousands)	2023	2022
Projected benefit obligation:
Balance, January 1	$85,433	$117,323
Interest cost	4,314	3,293
Actuarial gain	865	(31,982)
Benefits paid	(3,485)	(3,201)
Balance, December 31	$87,127	$85,433
Plan assets:
Fair value, January 1	$83,394	$114,136
Actual investment return	8,097	(26,820)
Expenses paid from plan assets	(1,252)	(721)
Benefits paid	(3,485)	(3,201)
Fair value, December 31	$86,754	$83,394
Funded status:
Accrued pension liability	$(373)	$(2,039)
The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2023, 2022 and 2021, the Plan’s expected benefit cash flows were discounted using the FTSE Above Median Double-A Curve. For 2023 and 2022, the Pri-2012 Mortality Table and MP-2021 Mortality Improvement Scale were used. For 2021, the Pri-2012 Mortality Table and MP-2021 Mortality Improvement Scale were used.

	2023	2022	2021
Weighted average discount rate	5.05%	5.25%	2.85%
Rate of increase in compensation levels	N/A	N/A	(a)
(a)6.0% graded down to 3.25% over the first seven years of service.
The accumulated benefit obligation was $87.1 million and $85.4 million as of December 31, 2023 and 2022, respectively. The Company made no contributions during 2023 or 2022 to the Plan. The Company has not determined if it will make a contribution to the Plan in 2024. The following pension benefit payments, as appropriate, are expected to be paid by the Plan:

Amount
2024	$4,328,000
2025	4,532,000
2026	4,758,000
2027	4,968,000
2028	5,161,000
2029-2033	28,280,000
The Plan’s net periodic pension cost (benefit) included the following components:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Service cost – benefits earned during the year	$—	$—	$1,002
Interest cost on projected benefit obligations	4,314	3,293	3,076
Expected return on plan assets	(3,735)	(5,857)	(6,310)
Net amortization and deferral	154	—	393
Net periodic pension cost (benefit)	$733	$(2,564)	$(1,839)
The following represent the major assumptions used to determine the net periodic pension cost (benefit) of the Plan:

	2023	2022	2021
Weighted average discount rate	5.25%	2.85%	2.55%
Rate of increase in compensation levels	N/A	N/A	(a )
Expected long-term rate of return on assets	6.00%	6.00%	6.00%
(a)6.0% graded down to 3.25% over the first seven years of service.
For 2023 and 2022, the Pri-2012 Mortality Table and the MP-2021 Mortality Improvement Table were used. For 2021, the Pri-2012 Mortality Table and the MP-2020 Mortality Improvement Table were used.
The investment objective for the Plan is to maximize total return with a tolerance for average risk. Asset allocation is a balance between fixed income and equity investments, with a target allocation of approximately 86% fixed income, and 14% equity. Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges. The fixed income component is invested in pooled investment grade securities. The equity components are invested in pooled large cap, small/mid cap and non-U.S. stocks. The expected one-year nominal returns and annual standard deviations are shown by asset class below:

Asset Class	% of Total Portfolio	One-Year Nominal Return	Annual Standard Deviation
Core Fixed Income	86.0%	4.52%	4.30%
Global Equity	14.0%	8.54%	18.12%
Applying appropriate correlation factors between each of the asset classes the long-term rate of return on assets is estimated to be 5.00%.
A summary of the fair value measurements by type of asset is as follows:

	Fair Value Measurements as of December 31,
	2023			2022
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)
Cash	$614	$614	$—	$566	$566	$—
Real estate investment trusts	2,849	—	2,849	7,120	—	7,120
Equity securities
U.S. Small/Mid Cap Growth	987	—	987	2,055	—	2,055
Non-U. S. Core	3,811	—	3,811	7,822	—	7,822
U.S. Large Cap Passive	3,333	—	3,333	8,319	—	8,319
Emerging Markets	1,391	—	1,391	3,000	—	3,000
Fixed Income
U.S. Core	69,710	—	69,710	51,756	—	51,756
Opportunistic	4,059	—	4,059	2,756	—	2,756
Total	$86,754	$614	$86,140	$83,394	$566	$82,828
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
A summary of the activity in the SERP’s projected benefit obligation and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2023	2022
Benefit obligation:
Balance, January 1	$9,579	$12,420
Interest cost	472	318
Benefits paid	(400)	(348)
Actuarial gain	(150)	(2,811)
Balance, December 31	$9,501	$9,579

The following represent the major assumptions used to determine the projected benefit obligation of the SERP. For 2023, 2022 and 2021, the SERP’s expected benefit cash flows were discounted using the FTSE Above Median Double-A Curve.

	2023	2022	2021
Weighted average discount rate	4.95%	5.15%	2.65%
Rate of increase in compensation levels	N/A	N/A	(a)
(a)6.00% graded down to 3.25% over the first seven years of service.
The accumulated benefit obligation was $9.5 million and $9.6 million as of December 31, 2023 and 2022, respectively. Since this is an unfunded plan, there are no plan assets. Benefits paid were $400,000 in 2023, $348,000 in 2022, and $282,000 in 2021. Expected future benefits payable by the Company over the next ten years are as follows:

Amount
2024	$792,000
2025	790,000
2026	787,000
2027	783,000
2028	778,000
2029-2033	$3,754,000
Net periodic pension cost related to the SERP included the following components:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Service cost – benefits earned during the year	$—	$—	$147
Interest cost on projected benefit obligations	472	318	291
Net amortization and deferral	—	108	203
Net periodic pension cost	$472	$426	$641
The pretax amounts in accumulated other comprehensive loss as of December 31 were as follows:

	The Plan		SERP
(In thousands)	2023	2022	2023	2022
Prior service cost	$—	$—	$—	$—
Net actuarial loss (gain)	4,434	6,833	(287)	(136)
Total	$4,434	$6,833	$(287)	$(136)
The estimated pretax prior service cost and net actuarial loss (gain) in accumulated other comprehensive loss at December 31, 2023 expected to be recognized as components of net periodic benefit cost in 2024 for both the Plan and SERP is $0.
The Company also maintains a noncontributory profit sharing program, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in personnel expense in the consolidated statements of income in 2023, 2022, and 2021 was $6.8 million, $7.9 million, and $6.4 million, respectively.
The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2023, 2022 and 2021 were $5.1 million, $4.6 million, and $3.5 million, respectively.
Note 11

Stock-based Compensation
Stock-based compensation awards prior to April 17, 2023 were issued under the Company's Amended and Restated Omnibus Stock and Performance Compensation Plan (the "Prior Plan"). On April 18, 2023, shareholders approved the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan") to replace the Prior Plan. The 2023 Omnibus Plan permits the issuance of up to 1.0 million shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units, phantom stock, and performance awards.
Restricted Stock
Restricted shares granted to Company employees are amortized to expense over the three-year cliff vesting period. Restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned.
Changes in restricted shares outstanding for the year ended December 31, 2023 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	205,565	$42.64
Granted	57,837	44.61
Vested	(25,224)	51.66
Forfeited	(398)	40.15
Balance at December 31, 2023	237,780	$42.17
During 2022 and 2021, 64,151 and 53,906 shares, respectively, were granted with weighted average per share market values at date of grant of $39.30 in 2022 and $41.55 in 2021. The fair value of such shares are based on the market price on the date of grant. Amortization of restricted stock bonus awards totaled $2.2 million for 2023, $2.4 million for 2022 and $1.8 million for 2021. As of December 31, 2023, the total unrecognized compensation expense related to non-vested restricted stock awards was $1.5 million, and the related weighted average period over which it is expected to be recognized is approximately 0.99 years. The total fair value of shares vested during the years ended December 2023, 2022, and 2021 was $1.3 million, $1.1 million, and $1.2 million, respectively.
Performance-Based Restricted Stock
The Company has granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over a three-year cliff vest period. The number of shares issued ranges from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period.
Following is a summary of the activity of the PBRS, based on 100% of target value, for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	138,785	$43.19
Granted	51,453	48.19
Vested	(30,567)	54.02
Forfeited	(598)	40.15
Balance at December 31, 2023	159,073	$42.74
The PBRS that vested during the year ended December 31, 2023 achieved weighted average financial goals of 86.7% of target, resulting in the issuance of 26,499 shares of common stock. The PBRS that vested during the year ended December 31, 2022 achieved weighted average financial goals of 52.9% of target, resulting in the issuance of 18,021 shares of common stock. The outstanding PBRS at December 31, 2023 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
SARs
During 2023, there were no SARs granted and no expense recognized. As of December 31, 2023, there was no unrecognized compensation expense related to SARs.
Changes in SARs outstanding for the year ended December 31, 2023 were as follows:

	SARs	Weighted Average Exercise Price
Balance at December 31, 2022	46,325	$41.62
Exercised	(15,916)	31.92
Balance at December 31, 2023	30,409	46.70
Exercisable at December 31, 2023	30,409	$46.70
The total intrinsic value of SARs exercised during 2023 and 2022 was $508,000 and $2.2 million, respectively. The average remaining contractual term for SARs outstanding as of December 31, 2023 was 0.08 years, and the aggregate intrinsic value was $0. The average remaining contractual term for SARs outstanding as of December 31, 2022 was 0.73 years, and the aggregate intrinsic value was $192,000.
The total compensation cost for share-based payment arrangements was $4.1 million, $6.7 million, and $2.9 million in 2023, 2022, and 2021, respectively.
Note 12
Other Operating Expense
Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2023	2022	2021
Promotional expense	$3,252	$2,889	$2,627
Outside service fees	9,627	7,874	7,413
Data processing services	6,553	3,365	2,650
Other	10,551	7,950	4,053
Total other operating expense	$29,983	$22,078	$16,743

Note 13
Income Taxes
The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
(In thousands)	2023	2022	2021
Current:
Federal	$6,378	$7,794	$5,018
State	1,203	1,365	897
Deferred:
Federal	(242)	(990)	(608)
State	(42)	(173)	(90)
Total income tax expense	$7,297	$7,996	$5,217
A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 21% for each year to income before income tax expense is as follows:

	For the Years Ended December 31,
(In thousands)	2023	2022	2021
Expected income tax expense	$7,885	$9,035	$7,103
(Reductions) increases resulting from:
Tax-exempt income	(1,104)	(1,571)	(1,673)
State taxes, net of federal benefit	917	942	638
Share-based compensation adjustment	298	258	92
Federal tax credits	(643)	(473)	(357)
Other, net	(56)	(195)	(586)
Total income tax expense	$7,297	$7,996	$5,217
Income tax expense in 2023 totaled $7.3 million compared to $8.0 million in 2022 and $5.2 million in 2021. When measured as a percent of pre-tax income, the Company’s effective tax rate was 19.5% in 2023, 18.6% in 2022, and 15.4% in 2021.

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$3,115	$3,222
ASC 715 pension funding liability	987	1,594
Supplemental executive retirement plan accrual	2,328	2,311
Stock compensation	2,988	2,745
Unrealized loss on investment securities available-for-sale (1)	13,756	16,798
Research and development expenses	604	772
Lease liability	2,020	2,261
Other	330	640
Total deferred tax assets	$26,128	$30,343
Deferred tax liabilities:
Premises and equipment	$(1,144)	$(1,710)
Pension	(967)	(1,141)
Intangible assets	(1,828)	(1,744)
Right of use asset	(1,927)	(2,178)
Prepaid expenses	(765)	(847)
Other	(283)	(144)
Total deferred tax liabilities	$(6,914)	$(7,764)
Net deferred tax assets	$19,214	$22,579
(1)The deferred tax asset associated with the unrealized losses on securities is mainly a result of changes in interest rates, and the unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates. The issuers of the securities are of high credit quality and all principal amounts are expected to be paid when the securities mature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery.
A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2023 or 2022, due to management’s belief that it is more likely than not that the deferred tax asset is realizable.
The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

(In thousands)	2023	2022	2021
Balance at January 1	$1,252	$1,405	$1,231
Changes in unrecognized tax benefits as a result of tax positions taken during a prior year	99	(176)	165
Changes in unrecognized tax benefits as a result of tax position taken during the current year	300	222	239
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(254)	(199)	(230)
Balance at December 31	$1,397	$1,252	$1,405
At December 31, 2023, 2022 and 2021, the balances of the Company’s unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate were $1,285,000, $1,129,000 and $1,134,000, respectively. These amounts are net of the offsetting expense from other taxing jurisdictions.

As of December 31, 2023, 2022 and 2021, the Company had $117,000, $84,000 and $85,000, respectively, in accrued interest related to unrecognized tax benefits.
The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease by approximately $285,000 over the next 12 months. The reduction primarily relates to the anticipated lapse in the statute of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.
The Company is subject to income tax in the U.S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. The Company’s federal income tax returns for tax years 2020, 2021 and 2022 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2019 through 2022.
Note 14
Disclosures about Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2023		2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$372,468	$372,468	$200,942	$200,942
Investment securities	627,117	627,117	754,468	754,468
Loans, net	1,001,229	962,223	1,069,367	1,004,682
Accrued interest receivable	8,450	8,450	8,297	8,297
Total	$2,009,264	$1,970,258	$2,033,074	$1,968,389

Balance sheet liabilities:
Deposits	$1,140,814	$1,140,814	$1,257,217	$1,257,217
Accounts and drafts payable	1,071,369	1,071,369	1,067,600	1,067,600
Accrued interest payable	635	635	66	66
Total	$2,212,818	$2,212,818	$2,324,883	$2,324,883
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
Note 15
Commitments and Contingencies
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2023, an allowance for unfunded commitments of $132,000 had been recorded, as compared to $232,000 at December 31, 2022. See Note 1 "Summary of Significant Accounting Policies" for information related to CECL.
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
The following table shows commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2023	2022
Commitments to extend credit	$196,064	$237,006
Standby letters of credit	13,614	14,494
Commercial letters of credit	353	354
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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope for the years ended December 31, 2023, 2022 and 2021.

	For the Years Ended December 31,
(In thousands)	2023	2022	2021
Fee revenue and other income
In-scope of ASC 606
Processing fees	$79,566	$76,470	$74,589
Financial fees	45,985	43,757	32,733
Information services payment and processing revenue	125,551	120,227	107,322
Bank service fees	1,063	1,430	1,369
Fee revenue (in-scope of ASC 606)	126,614	121,657	108,691
Other income (out-of-scope of ASC 606)	3,853	3,325	1,000
Total fee revenue and other income	$130,467	$124,982	$109,691
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
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.
Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2023, 2022 and 2021 is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
2023
Fee income	$126,766	$2,713	$988	$130,467
Interest income	39,899	54,696	(11,835)	82,760
Interest expense	1,191	28,029	(12,954)	16,266
Intersegment income (expense)	(4,270)	4,270	—	—
Pre-tax income	23,662	11,587	2,107	37,356
Goodwill	17,173	136	—	17,309
Other intangible assets, net	3,345	—	—	3,345
Total assets	1,586,388	1,103,173	(210,939)	2,478,622
Average funding sources	$1,353,499	$810,903	$—	$2,164,402
2022
Fee income	$120,234	$3,606	$1,142	$124,982
Interest income	28,528	40,913	(7,115)	62,326
Interest expense	166	4,143	(827)	3,482
Intersegment income (expense)	(3,350)	3,350	—	—
Pre-tax income	26,478	21,566	(5,144)	42,900
Goodwill	17,173	136	—	17,309
Other intangible assets, net	4,126	—	—	4,126
Total assets	1,595,939	1,182,439	(205,355)	2,573,023
Average funding sources	$1,379,355	$953,346	$—	$2,332,701
2021
Fee income	$106,678	$1,405	$1,608	$109,691
Interest income	24,332	24,732	(3,567)	45,497
Interest expense	—	1,171	—	1,171
Intersegment income (expense)	(3,222)	3,222	—	—
Pre-tax income	25,446	11,004	(2,629)	33,821
Goodwill	14,126	136	—	14,262
Other intangible assets, net	2,564	—	—	2,564
Total assets	1,450,594	1,090,626	13,681	2,554,901
Average funding sources	$1,150,493	$876,018	$—	$2,026,511

Note 18
Leases
The Company leases certain premises under operating leases. As of December 31, 2023, the Company had lease liabilities of $8.5 million and right-of-use assets of $8.1 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Included in occupancy expense on the consolidated statements of income for 2023 was operating lease cost of $1.4 million, short-term lease cost of $278,000, and there was no variable lease cost. The Company paid cash of $1.3 million for operating lease amounts included in the measurement of lease liabilities for the year ended December 31, 2023. No right-of-use assets were obtained in exchange for lease liabilities during the year ended December 31, 2023.
For the year ended December 31, 2023, the weighted average remaining lease term for the operating leases was 7.3 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.57%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised.
A maturity analysis of operating lease liabilities and undiscounted cash flows as of December 31, 2023 is as follows:

(In thousands)	December 31, 2023
Lease payments due
Less than 1 year	$1,327
1-2 years	1,345
2-3 years	1,351
3-4 years	1,357
4-5 years	1,315
Over 5 years	2,904
Total undiscounted cash flows	9,599
Discount on cash flows	1,122
Total lease liability	$8,477
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2023. At December 31, 2023, the Company did not have any leases that had not yet commenced.
Note 19
Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2023, and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 20
Condensed Financial Information of Parent Company
Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets December 31,
(In thousands)	2023	2022
Assets
Cash and due from banks	$17,003	$5,081
Short-term investments	186,169	26,834
Securities available-for-sale, at fair value	399,339	490,829
Loans, net	70,833	74,810
Payments in advance of funding	198,861	293,775
Investments in subsidiaries	188,304	164,907
Premises and equipment, net	29,765	19,525
Investments in bank-owned life insurance	49,159	47,998
Goodwill	17,172	17,172
Other intangible assets, net	3,346	4,126
Accounts and drafts receivable from customers	110,651	95,779
Other assets	51,180	50,331
Total assets	$1,321,782	$1,291,167
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	$1,069,338	$1,057,463
Other liabilities	22,635	27,379
Total liabilities	1,091,973	1,084,842
Total shareholders’ equity	229,809	206,325
Total liabilities and shareholders’ equity	$1,321,782	$1,291,167

	Condensed Statements of Income For the Years Ended December 31,
(In thousands)	2023	2022	2021
Equity in undistributed income of subsidiaries	$19,281	$10,618	$2,252
Dividends received from subsidiaries	7,500	15,000	15,000
Income from subsidiaries – management fees	4,230	4,315	3,115
Processing fees	77,219	74,382	72,579
Financial fees	44,436	42,243	31,847
Other fees	3,804	2,606	970
Net interest income after provision for (release of) credit losses	19,287	13,435	11,316
Total revenue	175,757	162,599	137,079
Expenses:
Salaries and employee benefits	105,114	94,047	80,434
Other expenses	40,440	32,406	27,406
Total expenses	145,554	126,453	107,840
Income before income tax expense	30,203	36,146	29,239
Income tax expense	144	1,242	635
Net income	$30,059	$34,904	$28,604

	Condensed Statements of Cash Flows For the Years Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$30,059	$34,904	$28,604
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(19,281)	(10,618)	(2,252)
Net change in other assets	(4,427)	(4,640)	(212)
Net change in other liabilities	(2,870)	6,462	(9,307)
Stock-based compensation expense	4,139	6,732	2,859
Other, net	10,149	10,412	5,921
Net cash provided by operating activities	17,769	43,252	25,613
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	86,722	3,838	63,774
Proceeds from maturities of securities available-for-sale	23,032	44,566	95,787
Purchases of securities available-for-sale	(15,332)	(45,340)	(385,651)
Net decrease (increase) in loans	3,977	(34,295)	8,799
Net decrease (increase) in payments in advance of funding	94,914	(2,347)	(96,864)
Purchase of bank-owned life insurance	—	(4,000)	(25,119)
Purchases of premises and equipment, net	(14,262)	(5,851)	(2,233)
Asset acquisition of TouchPoint	—	(4,814)	—
Net cash provided by (used in) investing activities	179,051	(48,243)	(341,507)
Cash flows from financing activities:
Net (increase) decrease in accounts and drafts receivable from customers	(14,872)	(90,787)	6
Net increase in accounts and drafts payable	11,875	16,393	208,650
Cash dividends paid	(15,959)	(15,442)	(15,446)
Purchase of common shares for treasury	(5,773)	(5,299)	(30,997)
Other financing activities, net	(834)	(594)	(850)
Net cash (used in) provided by financing activities	(25,563)	(95,729)	161,363
Net increase (decrease) in cash and cash equivalents	171,257	(100,720)	(154,531)
Cash and cash equivalents at beginning of year	31,915	132,635	287,166
Cash and cash equivalents at end of year	$203,172	$31,915	$132,635

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cass Information Systems, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the qualitative risk factors related to the allowance for credit losses on loans evaluated on a collective basis
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses as of December 31, 2023 was $13.1 million, of which $13.1 million was related to the allowance for credit losses on loans evaluated on a collective basis (the “collective ACL”). The December 31, 2023 collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. The Company estimated the collective ACL using a weighted-average remaining maturity (“WARM”) model that utilizes expected annual remaining loan balance, historical loss rates, a reasonable and supportable forecast, and reversion adjustments. Additionally, the collective ACL includes subjective qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. Given the Company’s recent historical loss experience, the impact of the qualitative risk factors related to the collective ACL is a substantial percentage of the overall collective ACL. These qualitative risk factors may increase or reduce reserve levels and include adjustments for assumptions related to loan concentrations, lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, value of underlying collateral, and loan portfolio growth.
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
February 28, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, is included below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cass Information Systems, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Cass Information Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity, for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
St. Louis, Missouri
February 28, 2024

ITEM 9B. OTHER INFORMATION
a.None.
b.During the three months ended December 31, 2023, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangements" or any "non-Rule 10b5-1 trading arrangement," as such terms are defined under Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this Item 10 is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors – Proposal 1,” “Executive Compensation and Related Information.”
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
There were no material changes to the procedures by which shareholders may recommend nominees to the Board during the fourth quarter of fiscal 2023.
ITEM 11. EXECUTIVE COMPENSATION
Certain information required pursuant to this Item 11 is incorporated herein by reference to the sections entitled “Election of Directors – Proposal 1” and “Executive Compensation and Related Information” of the Company’s 2024 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required pursuant to this Item 12 is incorporated herein by reference to the section entitled “Beneficial Ownership of Securities” of the Company’s 2024 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
Securities Authorized for Issuance under Equity Compensation Plans
The following information is as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	21,207	$38.41	978,793

Equity compensation plans not approved by security holders	—	—	—
Total	21,207	$38.41	978,793
(1)Amount disclosed relates to awards issued and outstanding under the Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Prior Plan”) and the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan"). The 2023 Omnibus Plan was approved by the Board of Directors in February 2023 and adopted by the Company's stockholders at the 2023 Annual Meeting of Shareholders.
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
(3)Amount disclosed relates to the shares available for issuance under the 2023 Omnibus Plan. The Prior Plan terminated in accordance with its terms on April 17, 2023, and no shares reserved for issuance under the Prior Plan will be made available for future awards under the 2023 Omnibus Plan.
Refer to Note 11 to the consolidated financial statements for information concerning the Prior Plan and 2023 Omnibus Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is incorporated herein by reference to the section entitled “Election of Directors – Proposal 1” of the Company’s 2024 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning our principal accountant’s fees and services is incorporated herein by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Proposal 3” of the Company’s 2024 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated by reference in or filed as an exhibit to this report:

	(1) and	(2)	Financial Statements and Financial Statement Schedules
Included in Item 8 of this report.

		(3)	Exhibits listed under (b) of this Item 15.

(b)	Exhibits

		3.1	Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.

		3.2	Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.

		3.3	Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006.

		3.4	Second Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on July 21, 2016.

		4.1	Description of the Registrant’s securities, incorporated by reference to Exhibit 4.1 to the Annual report on Form 10-K filed with the SEC on February 28, 2020.

		10.1	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003.*

		10.2	Amended and Restated Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.*

		10.3	Amendment and Restatement of the Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

		10.4	Form of Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

		10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the year ended December 31, 2016.*

		10.6	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the year ended December 31, 2016.*

		10.7	Description of Cass Information Systems, Inc. Profit Sharing Program, incorporated by reference to Exhibit 10.7 to the annual report on Form 10-K for the year ended December 31, 2022*

		10.8	Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 21, 2023.*

10.9
Form of Restricted Stock Award Agreement for Employees under the Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on April 21, 2023.*

10.10
Form of Restricted Stock Award Agreement for Non-Employee Directors under the Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended March 31, 2023.*

		21	Subsidiaries of registrant.

		23	Consent of Independent Registered Public Accounting Firm.

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		97	Cass Information Systems, Inc. Clawback Policy

		101.INS	XBRL Instance Document.

		101.SCH	XBRL Taxonomy Extension Schema Document.

		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

		101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

		104	Cover Page Interactive Data File
*Management contract or compensatory plan arrangement
(c) None.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: February 28, 2024	By	/s/ Martin H. Resch
Martin H. Resch
President and CEO (Principal Executive Officer)

Date: February 28, 2024	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: February 28, 2024	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber

Date: February 28, 2024	By	/s/ Ralph W. Clermont
Ralph W. Clermont

Date: February 28, 2024	By	/s/ Robert A. Ebel
Robert A. Ebel

Date: February 28, 2024	By	/s/ Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: February 28, 2024	By	/s/ Wendy J. Henry
Wendy J. Henry

Date: February 28, 2024	By	/s/ James J. Lindemann
James J. Lindemann

Date: February 28, 2024	By	/s/ Ann W. Marr
Ann W. Marr

Date: February 28, 2024	By	/s/ Martin H. Resch
Martin H. Resch

Date: February 28, 2024	By	/s/ Sally H. Roth
Sally H. Roth

Date: February 28, 2024	By	/s/ Joseph D. Rupp
Joseph D. Rupp

Date: February 28, 2024	By	/s/ Randall L. Schilling
Randall L. Schilling

Date: February 28, 2024	By	/s/ Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.