Form 10-Q
period 2024-03-31
CASS INFORMATION SYSTEMS INC
filed 2024-05-03
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of May 3, 2024: Common stock, par value $.50 per share – 13,643,658 shares outstanding.

Forward-looking Statements - Factors That May Affect Future Results
This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Cash and due from banks	$17,323	$20,908
Short-term investments	175,480	351,560
Cash and cash equivalents	192,803	372,468
Securities available-for-sale, at fair value	621,929	627,117

Loans	1,036,997	1,014,318
Less: Allowance for credit losses	13,299	13,089
Loans, net	1,023,698	1,001,229
Payments in advance of funding	221,552	198,861
Premises and equipment, net	32,613	30,093
Investment in bank-owned life insurance	49,496	49,159
Goodwill	17,309	17,309
Other intangible assets, net	3,154	3,345
Accounts and drafts receivable from customers	32,856	110,651
Other assets	98,169	68,390
Total assets	$2,293,579	$2,478,622

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$412,879	$524,359
Interest-bearing	666,213	616,455
Total deposits	1,079,092	1,140,814
Accounts and drafts payable	944,793	1,071,369
Other liabilities	40,207	36,630
Total liabilities	2,064,092	2,248,813

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at March 31, 2024 and December 31, 2023; 13,627,848 and 13,582,375 shares outstanding at March 31, 2024 and December 31, 2023, respectively.	7,753	7,753
Additional paid-in capital	204,361	208,007
Retained earnings	148,845	145,782
Common shares in treasury, at cost (1,877,924 shares at March 31, 2024 and 1,923,397 shares at December 31, 2023)	(82,316)	(84,264)
Accumulated other comprehensive loss	(49,156)	(47,469)
Total shareholders’ equity	229,487	229,809
Total liabilities and shareholders’ equity	$2,293,579	$2,478,622
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended March 31,
	2024	2023
Fee Revenue and Other Income:
Processing fees	$21,253	$19,513
Financial fees	10,777	11,259
Other	1,267	1,335
Total fee revenue and other income	33,297	32,107

Interest Income:
Interest and fees on loans	12,776	12,235
Interest and dividends on securities:
Taxable	3,519	3,586
Exempt from federal income taxes	918	1,208
Interest on federal funds sold and other short-term investments	4,441	3,113
Total interest income	21,654	20,142

Interest Expense:
Interest on deposits	5,178	3,171
Interest on short-term borrowings	—	73
Total interest expense	5,178	3,244
Net interest income	16,476	16,898
Provision for (release of) credit losses	95	(340)
Net interest income after provision for (release of) credit losses	16,381	17,238
Total net revenue	49,678	49,345

Operating Expense:
Personnel	30,607	30,026
Occupancy	861	855
Equipment	1,881	2,082
Amortization of intangible assets	191	195
Other operating expense	7,131	7,214
Total operating expense	40,671	40,372
Income before income tax expense	9,007	8,973
Income tax expense	1,855	1,856
Net income	$7,152	$7,117

Basic earnings per share	$.53	$.52
Diluted earnings per share	.52	.51
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Comprehensive Income:
Net income	$7,152	$7,117
Other comprehensive income:
Net unrealized (loss) gain on securities available-for-sale	(2,096)	9,181
Tax effect	499	(2,185)
Reclassification adjustments for gains included in net income	—	(39)
Tax effect	—	9
Foreign currency translation adjustments	(90)	85
Total comprehensive income	$5,465	$14,168
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$7,152	$7,117
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	191	195
Net amortization of premium/discount on investment securities	1,037	1,219
Depreciation	1,141	945
Gains on sales of securities	—	(39)
Stock-based compensation expense	1,226	1,950
Provision for (release of) for credit losses	95	(340)
Increase in current income tax liability	1,786	1,704
Increase in pension liability	212	101
Increase in accounts receivable	(1,601)	(1,878)
Other operating activities, net	(1,412)	(1,681)
Net cash provided by operating activities	9,827	9,293

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	—	61,418
Proceeds from maturities of securities available-for-sale	14,559	13,164
Purchase of securities available-for-sale	(37,504)	(15,190)
Net (increase) decrease in loans	(22,679)	12,533
(Increase) decrease in payments in advance of funding	(22,691)	33,956
Purchases of premises and equipment, net	(3,661)	(1,954)
Net cash (used in) provided by investing activities	(71,976)	103,927

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(111,480)	(57,434)
Net increase (decrease) in interest-bearing demand and savings deposits	51,116	(106,201)
Net (decrease) increase in time deposits	(1,358)	22,568
Net decrease in accounts and drafts receivable from customers	77,795	58,491
Net decrease in accounts and drafts payable	(126,576)	(16,165)
Cash dividends paid	(4,089)	(3,977)
Purchase of common shares for treasury	(1,054)	—
Other financing activities, net	(1,870)	(966)
Net cash used in financing activities	(117,516)	(103,684)
Net (decrease) increase in cash and cash equivalents	(179,665)	9,536
Cash and cash equivalents at beginning of period	372,468	200,942
Cash and cash equivalents at end of period	$192,803	$210,478

Supplemental information:
Cash paid for interest	$5,425	$3,135
Cash paid for income taxes	61	139
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	$7,753	$207,422	$131,682	$(81,211)	$(59,321)	$206,325
Net income			7,117			7,117
Cash dividends ($0.29 per share)			(3,977)			(3,977)
Issuance of 61,534 common shares pursuant to stock-based compensation plans, net		(2,520)		1,670		(850)
Exercise of SARs		(238)		122		(116)
Stock-based compensation expense		1,950				1,950
Other comprehensive gain					7,051	7,051
Balance, March 31, 2023	$7,753	$206,614	$134,822	$(79,419)	$(52,270)	$217,500

Balance, December 31, 2023	$7,753	$208,007	$145,782	$(84,264)	$(47,469)	$229,809
Net income			7,152			7,152
Cash dividends ($0.30 per share)			(4,089)			(4,089)
Issuance of 105,686 common shares pursuant to stock-based compensation plans, net		(4,904)		3,034		(1,870)
Stock-based compensation expense		1,258		(32)		1,226
Purchase of 23,271 common shares				(1,054)		(1,054)
Other comprehensive loss					(1,687)	(1,687)
Balance, March 31, 2024	$7,753	$204,361	$148,845	$(82,316)	$(49,156)	$229,487

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K").
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
Details of the Company’s intangible assets are as follows:

	March 31, 2024		December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,470	$(4,919)	$6,470	$(4,851)
Patents	72	(37)	72	(36)
Software	3,212	(2,040)	3,212	(1,933)
Trade name	373	(77)	373	(70)
Other	500	(400)	500	(392)
Unamortized intangible assets:
Goodwill	17,309	—	17,309	—
Total intangible assets	$27,936	$(7,473)	$27,936	$(7,282)
The customer lists are amortized over 7 to 10 years; the patents over 18 years; software over 3 to 7 years; the trade names over 10 to 20 years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $191,000 and $195,000 for the three-month periods ended March 31, 2024 and 2023, respectively. Estimated annual amortization of intangibles is $738,000 in 2024, $730,000 in 2025, $582,000 in 2026, $262,000 in 2027, and $254,000 in 2028.
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

The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended March 31,
	2024	2023
Basic
Net income	$7,152	$7,117
Weighted-average common shares outstanding	13,530,228	13,599,472
Basic earnings per share	$0.53	$0.52

Diluted
Net income	$7,152	$7,117
Weighted-average common shares outstanding	13,530,228	13,599,472
Effect of dilutive restricted stock and stock appreciation rights	255,049	263,926
Weighted-average common shares outstanding assuming dilution	13,785,277	13,863,398
Diluted earnings per share	$0.52	$0.51
Note 4 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, in October 2023, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock with no expiration date. As of March 31, 2024, the Company had 462,765 shares remaining available for repurchase under the program. The Company repurchased 23,271 and 0 shares during the three-month periods ended March 31, 2024 and 2023, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.
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
The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s 2023 Form 10-K. Management evaluates segment performance based on pre-tax income after allocations for corporate expenses. Transactions between segments are accounted for at what management believes to be fair value.
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
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2024:
Fee income	$32,321	$640	$336	$33,297
Interest income	10,191	13,884	(2,421)	21,654
Interest expense	598	7,890	(3,310)	5,178
Intersegment income (expense)	(1,038)	1,038	—	—
Pre-tax income	5,964	1,818	1,225	9,007
Goodwill	17,173	136	—	17,309
Other intangible assets, net	3,154	—	—	3,154
Total assets	1,386,858	1,122,954	(216,233)	2,293,579
Average funding sources	$1,315,614	$799,740	$—	$2,115,354
Three Months Ended March 31, 2023:
Fee income	$31,077	$711	$319	$32,107
Interest income	9,447	13,177	(2,482)	20,142
Interest expense	98	5,433	(2,287)	3,244
Intersegment income (expense)	(914)	914	—	—
Pre-tax income	4,991	3,859	123	8,973
Goodwill	17,173	136	—	17,309
Other intangible assets, net	3,931	—	—	3,931
Total assets	1,526,001	1,167,979	(266,591)	2,427,389
Average funding sources	$1,357,035	$882,892	$—	$2,239,927
Note 6 – Loans by Type
A summary of loans is as follows:

(In thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$526,486	$498,502
Real estate:
Commercial:
Mortgage	114,200	118,371
Construction	8,812	8,233
Faith-based:
Mortgage	378,158	381,368
Construction	9,336	7,790
Other	5	54
Total loans	$1,036,997	$1,014,318

The following table presents the aging of loans past due by category at March 31, 2024 and December 31, 2023:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
March 31, 2024
Commercial and industrial	$526,486	$—	$—	$—	$—	$526,486
Real estate
Commercial:
Mortgage	114,200	—	—	—	—	114,200
Construction	8,812	—	—	—	—	8,812
Faith-based:
Mortgage	378,158	—	—	—	—	378,158
Construction	9,336	—	—	—	—	9,336
Other	5	—	—	—	—	5
Total	$1,036,997	$—	$—	$—	$—	$1,036,997
December 31, 2023
Commercial and industrial	$498,502	$—	$—	$—	$—	$498,502
Real estate
Commercial:
Mortgage	118,371	—	—	—	—	118,371
Construction	8,233	—	—	—	—	8,233
Faith-based:
Mortgage	381,368	—	—	—	—	381,368
Construction	7,790	—	—	—	—	7,790
Other	54	—	—	—	—	54
Total	$1,014,318	$—	$—	$—	$—	$1,014,318

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2024 and December 31, 2023:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
March 31, 2024
Commercial and industrial	$526,486	$—	$—	$526,486
Real estate
Commercial:
Mortgage	110,407	3,793	—	114,200
Construction	8,812	—	—	8,812
Faith-based:
Mortgage	371,711	6,447	—	378,158
Construction	9,336	—	—	9,336
Other	5	—	—	5
Total	$1,026,757	$10,240	$—	$1,036,997
December 31, 2023
Commercial and industrial	$498,502	$—	$—	$498,502
Real estate
Commercial:
Mortgage	118,371	—	—	118,371
Construction	8,233	—	—	8,233
Faith-based:
Mortgage	375,865	5,503	—	381,368
Construction	7,790	—	—	7,790
Other	54	—	—	54
Total	$1,008,815	$5,503	$—	$1,014,318

[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things. There were no loans modified during the three months ended March 31, 2024. The following table shows the amortized cost of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2023, segregated by category and type of modification.

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
The following table shows the payment status of loans that have been modified to borrowers experiencing financial difficulty in the last twelve months:

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial and industrial	$11,686	$—	$—	$—	$—
Total	$11,686	$—	$—	$—	$—
At March 31, 2024, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

There were no modified loans that had a payment default during the three months ended March 31, 2024 or 2023 and that had been modified due to the borrower experiencing financial difficulty within the 12 previous months preceding the default.
Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. There were no loans written off during the three months ended March 31, 2024 or 2023.
The Company had no loans evaluated for expected credit losses on an individual basis as of March 31, 2024, and December 31, 2023, respectively.
There were no foreclosed loans recorded as other real estate owned as of March 31, 2024 or December 31, 2023.
A summary of the activity in the allowance for credit losses (“ACL”) by category for the three-month period ended March 31, 2024 and year-ended December 31, 2023 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at December 31, 2022	$5,978	$940	$6,437	$184	$13,539
Provision for (release of) credit losses	(566)	153	39	(76)	(450)
Balance at December 31, 2023	$5,412	$1,093	$6,476	$108	$13,089
(Release of) provision for credit losses (1)	215	(58)	38	15	210
Balance at March 31, 2024	$5,627	$1,035	$6,514	$123	$13,299

(1)	For the three month period ended March 31, 2024 and year-ended December 31, 2023, there was a release of credit losses of $115,000 and $100,000, respectively, for unfunded commitments.
Note 7 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. As more fully described in the Form

10-K, such activities include traditional off-balance sheet credit-related financial instruments. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. An allowance for unfunded commitments of $17,000 and $132,000 had been recorded at March 31, 2024 and December 31, 2023, respectively.
At March 31, 2024, the balances of unfunded commitments, standby and commercial letters of credit were $223.6 million, $13.5 million, and $569,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.
On March 19, 2024, the Company filed a claim against Rubicon Technologies, Inc. ("Rubicon") for failed reimbursement of invoices that were processed and paid by the Company on Rubicon's behalf and fees for Company services that are due for invoice management services and bill pay services. The Company has a receivable at March 31, 2024 for $8.1 million related to these amounts. There is uncertainty of the existence, or extent of any loss exposure at March 31, 2024. In addition, the Company evaluated the receivable from a credit loss perspective, and, based on this evaluation, the Company does not have a reserve related to this receivable at March 31, 2024.
Note 8 – Stock-Based Compensation
On February 16, 2023, the Board of Directors adopted the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan"), which was approved by the Company's shareholders on April 18, 2023. The 2023 Omnibus Plan permits the issuance of up to 1.0 million shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units, phantom stock, and performance awards. During the three months ended March 31, 2024, 36,852 time-based restricted shares and 51,261 performance-based restricted shares were granted under the 2023 Omnibus Plan. Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was $1.2 million and $2.0 million, respectively.
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
As of March 31, 2024, the total unrecognized compensation expense related to non-vested restricted shares was $2.4 million, and the related weighted-average period over which it is expected to be recognized is approximately 0.97 years.
Following is a summary of the activity of the Company's restricted stock for the three months ended March 31, 2024, with total shares and weighted-average fair value:

	Three Months Ended March 31, 2024
	Shares	Fair Value
Balance at December 31, 2023	237,780	$42.17
Granted	36,852	44.39
Vested	(37,577)	40.49
Forfeitures	(710)	43.70
Balance at March 31, 2024	236,345	$42.79
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

Following is a summary of the activity of the PBRS for the three months ended March 31, 2024, based on 100% of target value:

	Three Months Ended March 31, 2024
	Shares	Fair Value
Balance at December 31, 2023	159,073	$42.74
Granted	51,261	48.19
Vested	(50,840)	40.74
Forfeitures	(1,066)	43.70
Balance at March 31, 2024	158,428	$43.87
The PBRS that vested during the three months ended March 31, 2024 were based on the Company's achievement of 135.4% of target financial goals for the 2021-2023 performance period, resulting in the issuance of 68,834 shares of common stock. The outstanding PBRS at March 31, 2024 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
SARs
There were no SARs granted and no expense recognized during the three months ended March 31, 2024. Following is a summary of the activity of the Company’s SARs program for the three months ended March 31, 2024:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2023	30,409	$46.70	0.08	$—
Forfeited	(30,409)	46.70	0.00	—
Exercisable at March 31, 2024	—	$—	0.00	$—
Note 9 – Defined Pension Plans
The Company has a noncontributory defined-benefit pension plan (the “Plan”), which covers eligible employees. Effective December 31, 2016, the Plan was closed to all new participants. Additionally, the Plan’s benefits were frozen for all remaining participants as of February 28, 2021. As such, subsequent to February 28, 2021, there is no service cost associated with the Plan. The following table represents the components of net periodic pension cost:

(In thousands)	Estimated 2024	Actual 2023
Interest cost on projected benefit obligations	$4,291	$4,314
Expected return on plan assets	(3,512)	(3,735)
Net amortization	—	154
Net periodic pension cost	$779	$733
The Company recorded net periodic pension cost of $195,000 and $100,000 for the three-month periods ended March 31, 2024, and March 31, 2023, respectively. The Company made no contributions to the Plan during the three-month period ended March 31, 2024 and is evaluating the amount of contributions, if any, for the remainder of 2024.

In addition to the above funded defined-benefit pension plan, the Company has an unfunded supplemental executive retirement plan (the "SERP"). There are no current employees earning benefits and therefore, there is no service cost associated with the SERP. The following table represents the components of the net periodic cost for the SERP:

(In thousands)	Estimated 2024	Actual 2023
Interest cost on projected benefit obligation	$451	$472
Net periodic pension cost	$451	$472
SERP cost recorded to expense was $113,000 and $118,000 for the three month periods ended March 31, 2024, and March 31, 2023, respectively.
Note 10 – Income Taxes
The effective tax rate was 20.6% and 20.7% for the three month periods ended March 31, 2024, and March 31, 2023, respectively. The effective tax rate for all periods differs from the statutory rate of 21% primarily due to the tax-exempt interest received from municipal bonds and bank-owned life insurance, among other factors.
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

	March 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$227,068	$6	$(17,370)	$209,704
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	208,586	—	(32,218)	176,368
Corporate bonds	119,048	27	(9,162)	109,913
Treasury securities	84,922	—	(400)	84,522
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	42,201	—	(779)	41,422
Total	$681,825	$33	$(59,929)	$621,929

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$235,297	$4	$(16,266)	$219,035
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	188,307	—	(30,508)	157,799
Corporate bonds	111,109	—	(8,769)	102,340
Treasury securities	109,836	—	(1,115)	108,721
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	40,368	—	(1,146)	39,222
Total	$684,917	$4	$(57,804)	$627,117

The fair values of securities with unrealized losses are as follows:

	March 31, 2024
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$26,244	$164	$175,899	$17,206	$202,143	$17,370
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	29,086	92	147,282	32,126	176,368	32,218
Corporate bonds	12,600	401	82,269	8,761	94,869	9,162
Treasury securities	—	—	84,522	400	84,522	400
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	41,422	779	41,422	779
Total	$67,930	$657	$531,394	$59,272	$599,324	$59,929

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$63,198	$220	$152,854	$16,046	$216,052	$16,266
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	157,799	30,508	157,799	30,508
Corporate bonds	19,545	455	82,795	8,314	102,340	8,769
Treasury securities	—	—	108,721	1,115	108,721	1,115
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	39,222	1,146	39,222	1,146
Total	$82,743	$675	$541,391	$57,129	$624,134	$57,804
There were 267 securities, or 96.0% (228 of which for greater than 12 months), in an unrealized loss position as of March 31, 2024. The unrealized losses at March 31, 2024 were primarily attributable to changes in market interest rates after the securities were purchased. The Company does not currently intend to sell, and based on current conditions, the Company does not believe it will be required to sell these available-for-sale securities before the recovery of the amortized cost basis, which may be the maturity dates of the securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. There were 275 securities, or 98.9% (210 of which for greater than 12 months), in an unrealized loss position as of December 31, 2023. At March 31, 2024 and December 31, 2023, the Company had not recorded an allowance for credit losses on securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2024
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$199,175	$197,437
Due after 1 year through 5 years	94,092	92,440
Due after 5 years through 10 years	208,628	183,284
Due after 10 years	179,930	148,768
Total	$681,825	$621,929
Proceeds from sales of investment securities classified as available-for-sale were $0 and $61.4 million for the three months ended March 31, 2024, and 2023, respectively. Gross realized losses were $0 and $148,000 for the three months ended March 31, 2024 and 2023, respectively. Gross realized gains were $0 and $187,000 for the three months ended March 31, 2024, and 2023, respectively. There were no securities pledged to secure public deposits or for other purposes at March 31, 2024.
Note 12 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2024		December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$192,803	$192,803	$372,468	$372,468
Investment securities	621,929	621,929	627,117	627,117
Loans, net	1,023,698	987,496	1,001,229	962,223
Accrued interest receivable	8,965	8,965	8,450	8,450
Total	$1,847,395	$1,811,193	$2,009,264	$1,970,258
Balance sheet liabilities:
Deposits	$1,079,092	$1,079,092	$1,140,814	$1,140,814
Accounts and drafts payable	944,793	944,793	1,071,369	1,071,369
Accrued interest payable	387	387	635	635
Total	$2,024,272	$2,024,272	$2,212,818	$2,212,818
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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope for the periods ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$21,253	$19,513
Financial fees	10,777	11,259
Information services payment and processing revenue	32,030	30,772
Bank service fees	281	264
Fee revenue (in-scope of FASB ASC 606)	32,311	31,036
Other income (out-of-scope of FASB ASC 606)	986	1,071
Total fee revenue and other income	$33,297	$32,107
Note 14 – Leases
The Company leases certain premises under operating leases. As of March 31, 2024, the Company had lease liabilities of $8.2 million and right-of-use assets of $7.8 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three months ended March 31, 2024, operating lease cost was $341,000, short-term lease cost was $81,000, and there was no variable lease cost. At March 31, 2024, the weighted-average remaining lease term for the operating leases was 7.1 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.56%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2023 Form 10-K for information regarding these commitments.

A maturity analysis of operating lease liabilities and undiscounted cash flows as of March 31, 2024 is as follows:

(In thousands)	March 31, 2024
Lease payments due
Less than 1 year	$1,325
1-2 years	1,352
2-3 years	1,347
3-4 years	1,364
4-5 years	1,287
Over 5 years	2,588
Total undiscounted cash flows	9,263
Discount on cash flows	1,046
Total lease liability	$8,217
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2024.
Note 15 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2024. There were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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
Various factors will influence the Company’s revenue and profitability, such as changes in the general level of interest rates, which has a significant effect on net interest income; industry-wide factors, such as the willingness of large corporations to outsource key business functions, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers; and economic factors that include the general level of economic activity, the ability to hire and retain qualified staff, and the growth and quality of the Bank’s loan portfolio. For a more detailed discussion of the Company’s revenue drivers and factors that impact the Company’s results of operation and financial condition generally, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2023 Form 10-K.
Recent Industry Developments
The transportation industry continues to experience a decline in overall freight rates caused by an ongoing freight recession. The freight recession adversely affects the number of freight transactions and dollar amount of invoices processed. Partially as a result, the Company's average accounts and drafts payable has declined $59.3 million, or 5.4%, from the first quarter of 2023 to the first quarter of 2024. Transportation dollar volumes are key to the Company’s revenue as higher volumes generally lead to an increase in payment float, which generates interest income, as well as an increase in payments in advance of funding, which generates financial fees.
Despite the decline in average accounts and drafts payable as well as a decline in average deposits partially stemming from the disruption in the banking industry in the first quarter of 2023, the Company’s liquidity position and balance sheet remains strong. The Company maintained average short-term investments of $352.2 million during the first quarter of 2024. In addition, all of the Company's investment securities are classified as available-for-sale and there were no outstanding borrowings at March 31, 2024.
As a result of rising inflation, the Federal Reserve has increased the Federal Funds rate. The increase in the Federal Funds rate has contributed to a slight increase in the Company's net interest margin, therefore positively impacting net interest income. Inflation has also had the impact of increasing operating expenses, such as compensation expense.
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
Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2024 (“first quarter of 2024”) compared to the three-month period ended March 31, 2023 (“first quarter of 2023”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2023 Form 10-K. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be attained for any other period.
Summary of Results
The following table summarizes the Company’s operating results:

(In thousands except per share data)	First Quarter of
	2024	2023	% Change
Processing fees	$21,253	$19,513	8.9%
Financial fees	10,777	11,259	(4.3)%
Net interest income	16,476	16,898	(2.5)%
Provision for (release of) credit loss	95	(340)	(127.9)%
Other	1,267	1,335	(5.1)%
Total net revenue	49,678	49,345	0.7%
Operating expense	40,671	40,372	0.7%
Income before income tax expense	9,007	8,973	0.4%
Income tax expense	1,855	1,856	(0.1)%
Net income	$7,152	$7,117	0.5%
Diluted earnings per share	$0.52	$0.51	2.0%
Return on average assets	1.20%	1.15%	—
Return on average equity	12.66%	13.76%	—
The Company recorded net revenue of $49.7 million during the three months ended March 31, 2024, up 0.7% from the three months ended March 31, 2023, primarily driven by higher processing fees. Operating expense increased 0.7% primarily driven by an increase in full-time equivalent employees. Net income was $7.2 million and diluted EPS was $0.52 per share, increases of 0.5% and 2.0% from the three months ended March 31, 2023, respectively.
The Company posted a 1.20% return on average assets and 12.66% return on average equity.
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

(In thousands)	First Quarter of
	2024	2023	% Change
Transportation invoice volume	8,771	9,098	(3.6)%
Transportation invoice dollar volume	$8,939,646	$10,268,451	(12.9)%
Facility-related transaction volume [1]	4,264	3,468	23.0%
Facility-related dollar volume [1]	$5,329,566	$5,313,385	0.3%
Average payments in advance of funding	$194,338	$240,890	(19.3)%
Processing fees	$21,253	$19,513	8.9%
Financial fees	$10,777	$11,259	(4.3)%
Other fees	$1,267	$1,335	(5.1)%
1.Includes energy, telecom and environmental.
Processing fee revenue increased $1.7 million, or 8.9%, primarily attributable to an increase in facility-related invoice volumes of 23.0%. The Company has experienced recent success in adding facility clients with high transaction volumes. Transportation invoice volumes decreased 3.6% over the same period. The decline in transportation volumes is due to the ongoing freight recession.
Financial fee revenue decreased $482,000, or 4.3%, primarily attributable to a decline in transportation dollar volumes of 12.9% in addition to changes in the manner certain vendors receive payments, partially offset by the increase in short-term interest rates in between periods.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	First Quarter of
	2024	2023	% Change
Average earning assets	$2,063,239	$2,162,734	(4.6)%
Average interest-bearing liabilities	631,622	591,102	6.9%
Net interest income*	16,720	17,219	(2.9)%
Net interest margin*	3.26%	3.23%
Yield on earning assets*	4.27%	3.84%
Cost of interest-bearing liabilities	3.30%	2.20%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2024 and 2023.
The decrease in net interest income is primarily due to the decrease in average earning assets of $99.5 million, or 4.6%, partially offset by the increase in the Federal Funds rate throughout 2022 and 2023, positively impacting the net interest margin which increased to 3.26%, as compared to 3.23% in the prior year. The yield on interest-earning assets increased 43 basis points from 3.84% to 4.27% while the cost of interest-bearing liabilities increased 110 basis points from 2.20% to 3.30%.
Average loans decreased $60.0 million, or 5.6%, to $1.02 billion. The decrease in average loans was primarily due to the Company opting to be more selective in booking new loans as a result of a decline in average deposits during the first half of 2023. The average yield on loans increased 45 basis points to 5.06%, primarily due to the increase in short-term interest rates.
Average investment securities decreased $96.5 million, or 12.2%, to $694.8 million due to the maturity of investment securities throughout 2023 and the first three months of 2024. The average yield on taxable investment securities increased

18 basis points to 2.72% as a result of the increase in short and long-term interest rates. The average yield on tax-exempt investment securities declined 13 basis points to 2.69% driven by maturities of higher rate securities.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, increased $57.0 million, or 19.3%, to $352.2 million. The increase is primarily a result of maturities of investment securities and the decline in average loans, partially offset by a decrease in average funding sources. The average yield on short-term investments increased 79 basis points to 5.07%, primarily due to the increase in short-term interest rates that began in March 2022. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits increased $40.5 million, or 6.9%, to $631.6 million. Average non-interest-bearing demand deposits decreased $105.7 million, or 19.1%, to $447.9 million. The Company experienced deposit attrition during the first half of 2023 as larger commercial depository clients moved their funds to higher interest rate alternatives outside the Company. The Company also incurred a shift from non-interest bearing to interest-bearing deposits from current customers. However, the Company has experienced recent growth in its average deposit balances as a result of higher deposit rates and increased depositor confidence across the banking industry. The average rate paid on interest-bearing deposits increased 112 basis points to 3.30% due to the increase in short-term interest rates.
Average accounts and drafts payable decreased $59.3 million, or 5.4%, to $1.04 billion. The decrease in average accounts and drafts payable was primarily driven by the decrease in transportation dollar volumes of 12.9%. In addition, a cyber attack at a CassPay client during the first quarter of 2024 reduced payment volumes and related average accounts and drafts payable to that client.
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

(In thousands)	First Quarter of 2024			First Quarter of 2023
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:	$1,016,246	$12,776	5.06%	$1,076,221	$12,235	4.61%
Investment securities[3]:
Taxable	521,144	3,519	2.72%	571,673	3,586	2.54%
Tax-exempt[4]	173,685	1,162	2.69%	219,690	1,529	2.82%
Short-term investments	352,163	4,441	5.07%	295,150	3,113	4.28%
Total interest-earning assets	2,063,238	21,898	4.27%	2,162,734	20,463	3.84%
Non-interest-earning assets
Cash and due from banks	23,226			22,044
Premises and equipment, net	31,531			20,433
Bank-owned life insurance	49,284			48,111
Goodwill and other intangibles	20,574			21,355
Payments in advance of funding	194,338			240,890
Unrealized loss on investment securities	(59,407)			(66,525)
Other assets	71,889			63,834
Allowance for credit losses	(13,091)			(13,535)
Total assets	$2,381,582			$2,499,341
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$548,071	$4,404	3.23%	$523,410	$2,824	2.19%
Savings deposits	7,445	32	1.73%	7,102	22	1.26%
Time deposits >= $100	27,627	257	3.74%	23,803	110	1.87%
Other time deposits	48,479	485	4.02%	36,787	215	2.37%
Total interest-bearing deposits	631,622	5,178	3.30%	591,102	3,171	2.18%
Short-term borrowings	11	—	—%	5,833	73	5.08%
Total interest-bearing liabilities	631,633	5,178	3.30%	596,935	3,244	2.20%
Non-interest bearing liabilities
Demand deposits	447,900			553,644
Accounts and drafts payable	1,035,833			1,095,182
Other liabilities	39,547			43,789
Total liabilities	2,154,913			2,289,550
Shareholders’ equity	226,669			209,791
Total liabilities and shareholders’ equity	$2,381,582			$2,499,341
Net interest income		$16,720			$17,219
Net interest margin			3.26%			3.23%
Interest spread			0.97%			1.64%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $83,000 and $220,000 for the first quarter of 2024 and 2023, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2024 and 2023. The tax-equivalent adjustment was approximately $244,000 and $321,000 for the first quarter of 2024 and 2023, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	First Quarter of 2024 Compared to First Quarter of 2023
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$(677)	$1,218	$541
Investment securities:
Taxable	(316)	249	(67)
Tax-exempt[2]	(300)	(67)	(367)
Short-term investments	677	651	1,328
Total interest income	(616)	2,051	1,435
Increase (decrease) in interest expense:
Interest-bearing demand deposits	142	1,438	1,580
Savings deposits	1	9	10
Time deposits >=$100	20	127	147
Other time deposits	85	185	270
Short-term borrowings	(36)	(37)	(73)
Total interest expense	212	1,722	1,934
Net interest income	$(828)	$329	$(499)
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the three months ended March 31, 2024 and 2023.
Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a provision for credit losses and off-balance sheet credit exposures of $95,000 for the first quarter of 2024 and release of credit losses of $340,000 in first quarter of 2023. The amount of the provision for (release of) credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the provision for (release of) credit losses will fluctuate as determined by these quarterly analyses. The provision for credit losses in the first quarter of 2024 was driven by an increase in total loans of $22.7 million, or 2.2%, as compared to December 31, 2023.
The Company experienced no loan charge-offs in the first quarter of 2024 and 2023. The ACL was $13.3 million at March 31, 2024 and $13.1 million at December 31, 2023. The ACL represented 1.28% of outstanding loans at March 31, 2024 and 1.29% of outstanding loans at December 31, 2023. The allowance for unfunded commitments was $17,000 at March 31, 2024 and $132,000 at December 31, 2023. There were no nonperforming loans outstanding at March 31, 2024 and December 31, 2023.
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

Summary of Credit Loss Experience
The following table presents information on the Company's provision for (release of) credit losses and analysis of the ACL:

	First Quarter of
(In thousands)	2024	2023
Allowance for credit losses at beginning of period	$13,089	$13,539
Provision for (release of) credit losses	210	(285)
Net recoveries	—	—
Allowance for credit losses at end of period	$13,299	$13,254

Allowance for unfunded commitments at beginning of period	$132	$232
Provision for (release of) credit losses	(115)	(55)
Allowance for unfunded commitments at end of period	$17	$177

Loans outstanding:
Average	$1,016,246	$1,076,221
March 31	$1,036,997	$1,070,373
Ratio of allowance for credit losses to loans outstanding at March 31	1.28%	1.24%
Operating Expenses
Total operating expenses for the first quarter of 2024 increased $299,000, or 0.7%, compared to the first quarter of 2023. The following table details the components of operating expenses:

(In thousands)	First Quarter of
	2024	2023
Salaries and commissions	$23,976	$22,605
Share-based compensation	1,226	1,950
Net periodic pension cost (benefit)	195	100
Other benefits	5,210	5,371
Personnel	$30,607	$30,026
Occupancy	861	855
Equipment	1,881	2,082
Amortization of intangible assets	191	195
Other operating	7,131	7,214
Total operating expense	$40,671	$40,372
Personnel expenses increased $581,000, or 1.9%. Salaries and commissions increased $1.4 million, or 6.1%, as a result of merit increases and an increase in average full-time equivalent employees of 5.2% due to strategic investments in various technology initiatives. Share-based compensation decreased $724,000, reflecting the Company's financial performance and the impact on performance-based restricted stock between the periods.
Non-Personnel expenses decreased $282,000, or 1.9%. Certain expense categories related to technology initiatives declined as the Company transitioned to new technology platforms for data entry.
Financial Condition
Total assets at March 31, 2024 were $2.29 billion, a decrease of $185.0 million, or 7.5%, from December 31, 2023.
The Company experienced a decrease in cash and cash equivalents of $179.7 million, or 48.2%, during the first three months of 2024. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily affected by changes in funding sources, mainly accounts and drafts payable and deposits, cash flows in and out of loans, investments securities and payments in advance of funding.
The investment securities portfolio decreased $5.2 million, or 0.8%, during the first three months of 2024. The decrease is due to maturities of $39.6 million and an increase in unrealized losses of $1.7 million driven by the increase in long-term interest rates, partially offset by purchases of $37.5 million.
Loans increased $22.7 million, or 2.2%, from December 31, 2023. The Company experienced growth in its commercial and industrial loan portfolio during the first quarter of 2024.
Payments in advance of funding increased $22.7 million, or 11.4%. The Company has experienced a recent increase in these balances dues to sales activities and other external factors.
Accounts and drafts receivable from customers decreased $77.8 million, or 70.3%, from December 31, 2023. The decrease is solely due to timing of customer funding.
Total deposits at March 31, 2024 were $1.08 billion, a decrease of $61.7 million, or 5.4%, from December 31, 2023. The decrease is primarily due to timing as well as client tax payments occurring towards the end of the first quarter.
Accounts and drafts payable at March 31, 2024 were $944.8 million, a decrease of $126.6 million, or 11.8%, from December 31, 2023. Accounts and drafts payable are a stable source of funding generated by payment float from transportation and facility clients. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are generally a more meaningful measure of accounts and drafts payable.
Total liabilities at March 31, 2024 were $2.06 billion, a decrease of $184.7 million, or 8.2%, from December 31, 2023, reflective of the decrease in deposits and accounts and drafts payable.
Total shareholders’ equity at March 31, 2024 was $229.5 million, a $322,000 decrease from December 31, 2023. The decrease in shareholders’ equity is a result of dividends paid of $4.1 million, the repurchase of Company stock of $1.1 million, and an increase in accumulated other comprehensive loss of $1.7 million primarily related to the fair value of available-for-sale investment securities, partially offset by first quarter of 2024 earnings of $7.2 million.
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
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $192.8 million at March 31, 2024, a decrease of $179.7 million, or 48.2%, from December 31, 2023. At March 31, 2024, these assets represented 8.4% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities were $621.9 million at March 31, 2024, a decrease of $5.2 million from December 31, 2023. These assets represented 27.1% of total assets at March 31, 2024. Of the total portfolio, 19.3% mature in one year, 20.6% mature in one to five years, and 60.1% mature in five or more years.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of March 31, 2024, the Bank also has secured lines of credit with the Federal Home Loan Bank of $238.5 million collateralized by mortgage loans. The Company also has secured lines of credit from three banks up to a maximum of $250.0 million in aggregate collateralized by investment securities. There were no amounts outstanding under any line of credit as of March 31, 2024 or December 31, 2023.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank, including CassPay and faith-based customers. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $47.5 million of CDARS deposits and interest-bearing demand deposits include $164.6 million of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.
Net cash flows provided by operating activities were $9.8 million for the three months ended March 31, 2024, compared to $9.3 million for the three months ended March 31, 2023, an increase of $534,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2024, which are estimated to range from $10 million to $12 million.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $9.5 million for both the three months ended March 31, 2024 and 2023. The first quarter of 2024 reflected higher net income of $35,000 and higher depreciation of $196,000, which was partially offset by a decrease in net amortization of premium/discount on investment securities of $182,000. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment.
Other factors impacting the $534,000 increase in net cash provided by operating activities include:
•An increase in other operating activities, net of $269,000, primarily due to changes in various other assets and liabilities;
•A smaller increase in accounts receivable of $277,000; and
•A change in the provision for (release of) credit losses of $435,000 primarily due to changes in loans outstanding during the respective periods.

These factors were partially offset by a decrease in the stock compensation expense of $724,000.
The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates. For information regarding the market risk of the Company’s financial instruments, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
There are several trends and uncertainties that may impact the Company’s ability to generate revenues and income at the levels that it has in the past. Those that could significantly impact the Company include the general levels of interest rates, business activity, inflation, and energy costs as well as new business opportunities available to the Company. For more detailed information on these trends and uncertainties and how they can generally affect the Company’s available liquidity, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in the Company’s 2023 Form 10-K.
As a bank holding company, the Company and the Bank are subject to capital requirements administered by state and federal banking agencies. Capital adequacy guidelines, and, for banks, prompt correct action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are subject to qualitative judgments by regulators about components, risk weighting, and other factors. In addition, the calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. For example, as allowed under the Basel III Capital Rules, the Company has elected to opt-out of the requirement to include most components of accumulated other comprehensive income in common equity Tier 1 capital. For more information on these regulatory requirements, including the Basel III Capital Rules and capital classifications, see Item 1, "Business-Supervision and Regulation" and Item 8, Note 2, "Financial Statements and Supplementary Data" of the Company's 2023 Form 10-K.

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2024
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$271,145	15.60%	$139,011	8.00%	$ N/A	N/A %
Cass Commercial Bank	205,707	18.68	88,109	8.00	110,137	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	257,826	14.84	78,194	4.50	N/A	N/A
Cass Commercial Bank	193,197	17.54	49,562	4.50	71,589	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	257,826	14.84	104,258	6.00	N/A	N/A
Cass Commercial Bank	193,197	17.54	66,082	6.00	88,109	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	257,826	10.92	94,445	4.00	N/A	N/A
Cass Commercial Bank	193,197	12.83	60,240	4.00	75,300	5.00
At December 31, 2023
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$269,580	15.49%	$139,266	8.00%	$ N/A	N/A %
Cass Commercial Bank	204,584	19.04	85,964	8.00	107,455	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	256,359	14.73	78,337	4.50	N/A	N/A
Cass Commercial Bank	192,104	17.88	48,355	4.50	69,846	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	256,359	14.73	104,449	6.00	N/A	N/A
Cass Commercial Bank	192,104	17.88	64,473	6.00	85,964	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	256,359	10.71	95,760	4.00	N/A	N/A
Cass Commercial Bank	192,104	12.49	61,526	4.00	76,908	5.00

Impact of New and Not Yet Adopted Accounting Pronouncements
In October 2023, the FASB issued 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). This ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described in the Company’s 2023 Form 10-K for the year ended December 31, 2023, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management.
The following table summarizes simulated changes in net interest income versus unchanged rates over the next 12 months as of March 31, 2024 and December 31, 2023.

	% change in projected net interest income
	March 31, 2024	December 31, 2023
+200 basis points	11.5%	14.7%
+100 basis points	6.7%	6.5%
Flat rates	—%	—%
-100 basis points	(0.9)%	(3.2)%
-200 basis points	(1.4)%	(6.0)%
The Company is generally asset sensitive as average interest-earning assets of $2.06 billion for the first quarter of 2024 greatly exceeded average interest-bearing liabilities of $631.6 million. The table above on the projected impact of interest rate shocks results from a static balance sheet at March 31, 2024.
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
There were no changes in the first quarter of 2024 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.
ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its 2023 Form 10-K, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s 2023 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2024, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024–January 31, 2024	43,942	$44.01	—	486,036
February 1, 2024–February 29, 2024	18,765	44.94	18,765	467,271
March 1, 2024–March 31, 2024	4,506	46.79	4,506	462,765
Total	67,213	$44.46	23,271	462,765
(1)During the quarter ended March 31, 2024, there were 23,271 shares repurchased pursuant to the Company's publicly announced treasury stock buyback program and 43,942 shares transferred from employees in satisfaction of tax withholding obligations upon the vesting of restricted stock.
(2)The Board of Directors authorized the treasury stock buyback program on October 17, 2023, announced by the Company on October 19, 2023. The program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the first quarter of 2024.
(c)During the three months ended March 31, 2024, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

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

CASS INFORMATION SYSTEMS, INC.

DATE: May 3, 2024	By	/s/ Martin H. Resch
Martin H. Resch
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 3, 2024	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)