Form 10-Q
period 2024-06-30
CASS INFORMATION SYSTEMS INC
filed 2024-08-06
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of August 6, 2024: Common stock, par value $.50 per share – 13,626,141 shares outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Cash and due from banks	$5,755	$20,908
Short-term investments	217,972	351,560
Cash and cash equivalents	223,727	372,468
Securities available-for-sale, at fair value	540,802	627,117

Loans	1,061,991	1,014,318
Less: Allowance for credit losses	13,634	13,089
Loans, net	1,048,357	1,001,229
Payments in advance of funding	214,581	198,861
Premises and equipment, net	33,469	30,093
Investment in bank-owned life insurance	49,840	49,159
Goodwill	17,309	17,309
Other intangible assets, net	2,972	3,345
Accounts and drafts receivable from customers	78,407	110,651
Other assets	73,132	68,390
Total assets	$2,282,596	$2,478,622

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$372,031	$524,359
Interest-bearing	640,315	616,455
Total deposits	1,012,346	1,140,814
Accounts and drafts payable	996,832	1,071,369
Other liabilities	43,493	36,630
Total liabilities	2,052,671	2,248,813

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at June 30, 2024 and December 31, 2023; 13,645,248 and 13,582,375 shares outstanding at June 30, 2024 and December 31, 2023, respectively.	7,753	7,753
Additional paid-in capital	204,128	208,007
Retained earnings	149,236	145,782
Common shares in treasury, at cost (1,860,524 shares at June 30, 2024 and 1,923,397 shares at December 31, 2023)	(81,554)	(84,264)
Accumulated other comprehensive loss	(49,638)	(47,469)
Total shareholders’ equity	229,925	229,809
Total liabilities and shareholders’ equity	$2,282,596	$2,478,622
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fee Revenue and Other Income:
Processing fees	$21,103	$19,386	$42,356	$38,899
Financial fees	10,628	11,662	21,405	22,921
Other	1,329	1,025	2,596	2,360
Total fee revenue and other income	33,060	32,073	66,357	64,180

Interest Income:
Interest and fees on loans	13,592	12,931	26,368	25,166
Interest and dividends on securities:
Taxable	3,485	3,688	7,004	7,274
Exempt from federal income taxes	898	989	1,816	2,197
Interest on federal funds sold and other short-term investments	3,267	2,100	7,708	5,213
Total interest income	21,242	19,708	42,896	39,850

Interest Expense:
Interest on deposits	5,312	3,651	10,490	6,822
Interest on short-term borrowings	—	43	—	116
Total interest expense	5,312	3,694	10,490	6,938
Net interest income	15,930	16,014	32,406	32,912
Provision for (release of) credit losses	400	(120)	495	(460)
Net interest income after provision for (release of) credit losses	15,530	16,134	31,911	33,372
Total net revenue	48,590	48,207	98,268	97,552

Operating Expense:
Personnel	29,857	29,432	60,464	59,458
Occupancy	826	907	1,687	1,762
Equipment	1,988	1,749	3,869	3,399
Amortization of intangible assets	182	195	373	390
Other operating expense	9,940	7,056	17,071	14,702
Total operating expense	42,793	39,339	83,464	79,711
Income before income tax expense	5,797	8,868	14,804	17,841
Income tax expense	1,313	1,730	3,168	3,586
Net income	$4,484	$7,138	$11,636	$14,255

Basic earnings per share	$.33	$.53	$.86	$1.05
Diluted earnings per share	.32	.52	.84	1.03
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Comprehensive Income:
Net income	$4,484	$7,138	$11,636	$14,255
Other comprehensive income:
Net unrealized (loss) gain on securities available-for-sale	(590)	(5,627)	(2,686)	3,554
Tax effect	140	1,339	639	(846)
Reclassification adjustments for losses included in net income	13	199	13	160
Tax effect	(3)	(47)	(3)	(38)
Foreign currency translation adjustments	(42)	12	(132)	97
Total comprehensive income	$4,002	$3,014	$9,467	$17,182
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$11,636	$14,255
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	373	390
Net amortization of premium/discount on investment securities	1,982	2,287
Depreciation	2,324	2,028
Losses on sales of securities	13	160
Stock-based compensation expense	1,700	2,859
Provision for (release of) credit losses	495	(460)
Increase (decrease) in current income tax liability	598	(1,036)
Increase in pension liability	423	224
Increase in accounts receivable	(3,278)	(5,446)
Other operating activities, net	4,252	1,712
Net cash provided by operating activities	20,518	16,973

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	24,985	111,053
Proceeds from maturities of securities available-for-sale	103,621	22,501
Purchase of securities available-for-sale	(46,959)	(15,332)
Net (increase) decrease in loans	(47,674)	27,058
(Increase) decrease in payments in advance of funding	(15,720)	24,595
Purchases of premises and equipment, net	(5,700)	(6,390)
Net cash provided by investing activities	12,553	163,485

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(152,328)	36,350
Net increase (decrease) in interest-bearing demand and savings deposits	22,681	(122,399)
Net increase in time deposits	1,179	20,266
Net decrease in accounts and drafts receivable from customers	32,244	12,152
Net decrease in accounts and drafts payable	(74,537)	(46,076)
Cash dividends paid	(8,182)	(7,941)
Purchase of common shares for treasury	(1,054)	(2,377)
Other financing activities, net	(1,815)	(902)
Net cash used in financing activities	(181,812)	(110,927)
Net (decrease) increase in cash and cash equivalents	(148,741)	69,531
Cash and cash equivalents at beginning of period	372,468	200,942
Cash and cash equivalents at end of period	$223,727	$270,473

Supplemental information:
Cash paid for interest	$10,571	$6,697
Cash paid for income taxes	3,035	4,598
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2023	$7,753	$206,614	$134,822	$(79,419)	$(52,270)	$217,500
Net income			7,138			7,138
Cash dividends ($0.29 per share)			(3,964)			(3,964)
Issuance of 19,687 common shares pursuant to stock-based compensation plans, net		(807)		871		64
Stock-based compensation expense		927		(18)		909
Purchase of 63,305 common shares				(2,377)		(2,377)
Other comprehensive loss					(4,124)	(4,124)
Balance, June 30, 2023	$7,753	$206,734	$137,996	$(80,943)	$(56,394)	$215,146

Balance, March 31, 2024	$7,753	$204,361	$148,845	$(82,316)	$(49,156)	$229,487
Net income			4,484			4,484
Cash dividends ($0.30 per share)			(4,093)			(4,093)
Issuance of 17,610 common shares pursuant to stock-based compensation plans, net		(707)		762		55
Stock-based compensation expense		474		—		474
Other comprehensive loss					(482)	(482)
Balance, June 30, 2024	$7,753	$204,128	$149,236	$(81,554)	$(49,638)	$229,925

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	$7,753	$207,422	$131,682	$(81,211)	$(59,321)	$206,325
Net income			14,255			14,255
Cash dividends ($.58 per share)			(7,941)			(7,941)
Issuance of 81,221 common shares pursuant to stock-based compensation plan, net		(3,327)		2,541		(786)
Exercise of SARs		(238)		122		(116)
Stock-based compensation expense		2,877		(18)		2,859
Purchase of 63,305 common shares				(2,377)		(2,377)
Other comprehensive gain					2,927	2,927
Balance, June 30, 2023	$7,753	$206,734	$137,996	$(80,943)	$(56,394)	$215,146

Balance, December 31, 2023	$7,753	$208,007	$145,782	$(84,264)	$(47,469)	$229,809
Net income			11,636			11,636
Cash dividends ($.60 per share)			(8,182)			(8,182)
Issuance of 123,296 common shares pursuant to stock-based compensation plans, net		(5,611)		3,796		(1,815)
Stock-based compensation expense		1,732		(32)		1,700
Purchase of 23,271 common shares				(1,054)		(1,054)
Other comprehensive loss					(2,169)	(2,169)
Balance, June 30, 2024	$7,753	$204,128	$149,236	$(81,554)	$(49,638)	$229,925
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
Details of the Company’s intangible assets are as follows:

	June 30, 2024		December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,470	$(4,979)	$6,470	$(4,851)
Patents	72	(38)	72	(36)
Software	3,212	(2,146)	3,212	(1,933)
Trade name	373	(84)	373	(70)
Other	500	(408)	500	(392)
Unamortized intangible assets:
Goodwill	17,309	—	17,309	—
Total intangible assets	$27,936	$(7,655)	$27,936	$(7,282)
The customer lists are amortized over 7 to 10 years; the patents over 18 years; software over 3 to 7 years; the trade names over 10 to 20 years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $182,000 and $373,000 for the three and six-month periods ended June 30, 2024, respectively. Amortization of intangible assets amounted to $195,000 and $390,000 for the three and six-month periods ended June 30, 2023, respectively. Estimated annual amortization of intangibles is $738,000 in 2024, $730,000 in 2025, $582,000 in 2026, $262,000 in 2027, and $254,000 in 2028.
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

The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic
Net income	$4,484	$7,138	$11,636	$14,255
Weighted-average common shares outstanding	13,538,283	13,553,346	13,534,256	13,576,281
Basic earnings per share	$0.33	$0.53	$0.86	$1.05

Diluted
Net income	$4,484	$7,138	$11,636	$14,255
Weighted-average common shares outstanding	13,538,283	13,553,346	13,534,256	13,576,281
Effect of dilutive restricted stock and stock appreciation rights	283,793	300,696	269,421	282,412
Weighted-average common shares outstanding assuming dilution	13,822,076	13,854,042	13,803,677	13,858,693
Diluted earnings per share	$0.32	$0.52	$0.84	$1.03
Note 4 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, in October 2023, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock with no expiration date. As of June 30, 2024, the Company had 462,765 shares remaining available for repurchase under the program. The Company repurchased 0 and 23,271 shares during the three and six-month periods ended June 30, 2024, respectively and 63,305 shares for both the three and six-month periods ended June 30, 2023, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.
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
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2024:
Fee income	$32,063	$665	$332	$33,060
Interest income	9,752	14,680	(3,190)	21,242
Interest expense	314	8,573	(3,575)	5,312
Intersegment income (expense)	(1,016)	1,016	—	—
Pre-tax income	3,121	1,960	716	5,797
Goodwill	17,173	136	—	17,309
Other intangible assets, net	2,972	—	—	2,972
Total assets	1,420,254	1,130,548	(268,206)	2,282,596
Average funding sources	$1,256,457	$785,893	$—	$2,042,350
Three Months Ended June 30, 2023:
Fee income	$31,360	$626	$87	$32,073
Interest income	9,463	13,829	(3,584)	19,708
Interest expense	69	7,340	(3,715)	3,694
Intersegment income (expense)	(1,062)	1,062	—	—
Pre-tax income	5,873	2,776	219	8,868
Goodwill	17,173	136	—	17,309
Other intangible assets, net	3,735	—	—	3,735
Total assets	1,602,932	1,150,293	(282,429)	2,470,796
Average funding sources	$1,327,251	$784,068	$—	$2,111,319
Six Months Ended June 30, 2024:
Fee income	$64,384	$1,305	$668	$66,357
Interest income	19,943	28,564	(5,611)	42,896
Interest expense	912	16,463	(6,885)	10,490
Intersegment income (expense)	(2,054)	2,054	—	—
Pre-tax income	9,085	3,778	1,941	14,804
Goodwill	17,173	136	—	17,309
Other intangible assets, net	2,972	—	—	2,972
Total assets	1,420,254	1,130,548	(268,206)	2,282,596
Average funding sources	$1,286,036	$792,816	$—	$2,078,852
Six Months Ended June 30, 2023:
Fee income	$62,437	$1,337	$406	$64,180
Interest income	18,910	27,006	(6,066)	39,850
Interest expense	167	12,773	(6,002)	6,938
Intersegment income (expense)	(1,976)	1,976	—	—
Pre-tax income	10,864	6,635	342	17,841
Goodwill	17,173	136	—	17,309
Other intangible assets, net	3,735	—	—	3,735
Total assets	1,602,932	1,150,293	(282,429)	2,470,796
Average funding sources	$1,342,061	$833,207	$—	$2,175,268

Note 6 – Loans by Type
A summary of loans is as follows:

(In thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$548,625	$498,502
Real estate:
Commercial:
Mortgage	121,701	118,371
Construction	9,488	8,233
Faith-based:
Mortgage	371,313	381,368
Construction	10,861	7,790
Other	3	54
Total loans	$1,061,991	$1,014,318
The following table presents the aging of loans past due by category at June 30, 2024 and December 31, 2023:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
June 30, 2024
Commercial and industrial	$548,625	$—	$—	$—	$—	$548,625
Real estate
Commercial:
Mortgage	121,701	—	—	—	—	121,701
Construction	9,488	—	—	—	—	9,488
Faith-based:
Mortgage	371,313	—	—	—	—	371,313
Construction	10,861	—	—	—	—	10,861
Other	3	—	—	—	—	3
Total	$1,061,991	$—	$—	$—	$—	$1,061,991
December 31, 2023
Commercial and industrial	$498,502	$—	$—	$—	$—	$498,502
Real estate
Commercial:
Mortgage	118,371	—	—	—	—	118,371
Construction	8,233	—	—	—	—	8,233
Faith-based:
Mortgage	381,368	—	—	—	—	381,368
Construction	7,790	—	—	—	—	7,790
Other	54	—	—	—	—	54
Total	$1,014,318	$—	$—	$—	$—	$1,014,318

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of June 30, 2024 and December 31, 2023:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
June 30, 2024
Commercial and industrial	$548,625	$—	$—	$548,625
Real estate
Commercial:
Mortgage	119,223	2,478	—	121,701
Construction	9,488	—	—	9,488
Faith-based:
Mortgage	356,353	14,960	—	371,313
Construction	10,861	—	—	10,861
Other	3	—	—	3
Total	$1,044,553	$17,438	$—	$1,061,991
December 31, 2023
Commercial and industrial	$498,502	$—	$—	$498,502
Real estate
Commercial:
Mortgage	118,371	—	—	118,371
Construction	8,233	—	—	8,233
Faith-based:
Mortgage	375,865	5,503	—	381,368
Construction	7,790	—	—	7,790
Other	54	—	—	54
Total	$1,008,815	$5,503	$—	$1,014,318

[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things. There were no loans modified during the six-month period ended June 30, 2024. The following table shows the amortized cost of loans that were both experiencing financial difficulty and modified during the six-month period ended June 30, 2023, segregated by category and type of modification.

(In thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Percentage of Total Loans Held for Investment
Commercial and industrial	$—	$10,952	$—	$—	2.05%
Total	$—	$10,952	$—	$—	1.04%
There were two loans modified during the six-month period ended June 30, 2023. The terms were extended by periods of two and three years and there was not an interest rate reduction associated with the modifications.
The following table shows the payment status of loans that have been modified to borrowers experiencing financial difficulty in the last twelve months:

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial and industrial	$11,333	$—	$—	$—	$—
Total	$11,333	$—	$—	$—	$—
At June 30, 2024, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

There were no modified loans that had a payment default during the six-month periods ended June 30, 2024 or 2023 and that had been modified due to the borrower experiencing financial difficulty within the 12 previous months preceding the default.
Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. There were no loans written off during the six-month periods ended June 30, 2024 or 2023.
The Company had no loans evaluated for expected credit losses on an individual basis as of June 30, 2024, and December 31, 2023, respectively.
There were no foreclosed loans recorded as other real estate owned as of June 30, 2024 or December 31, 2023.
A summary of the activity in the allowance for credit losses (“ACL”) by category for the six-month periods ended June 30, 2024 and year-ended December 31, 2023 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at December 31, 2022	$5,978	$940	$6,437	$184	$13,539
(Release of) provision for credit losses	(566)	153	39	(76)	(450)
Balance at December 31, 2023	$5,412	$1,093	$6,476	$108	$13,089
Provision for (release of) credit losses (1)	502	23	(11)	31	545
Balance at June 30, 2024	$5,914	$1,116	$6,465	$139	$13,634

(1)	For the six-month period ended June 30, 2024 and year-ended December 31, 2023, there was a release of credit losses of $50,000 and $100,000, respectively, for unfunded commitments.
Note 7 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. As more fully described in the Form

10-K, such activities include traditional off-balance sheet credit-related financial instruments. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. An allowance for unfunded commitments of $82,000 and $132,000 had been recorded at June 30, 2024 and December 31, 2023, respectively.
At June 30, 2024, the balances of unfunded commitments, standby and commercial letters of credit were $251.4 million, $13.7 million, and $729,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.
On March 19, 2024, the Company filed a claim against Rubicon Technologies, Inc. ("Rubicon") for failed reimbursement of invoices that were processed and paid by the Company on Rubicon's behalf and unpaid fees for Company services that are due for invoice management services and bill pay services, together with interest and penalties related to the foregoing amounts. The Company has a receivable at June 30, 2024 for $8.1 million related to these amounts on the Company's consolidated balance sheet. The Company evaluated the receivable from a credit loss perspective, and, based on this evaluation, recorded a reserve of $1.3 million through other operating expense on the consolidated statements of income for the three and six-months ended June 30, 2024. While the Company strongly believes in the merits of its claim against Rubicon, it is reasonably possible that a change in the reserve related to this receivable could occur in the near term depending on the creditworthiness of Rubicon.
On April 22, 2024, Rubicon filed a counterclaim against the Company for failure to perform its obligations under the Master Services Agreement between the Company and Rubicon. The Company believes these claims to be without merit and intends to vigorously defend itself against such claims.
Note 8 – Stock-Based Compensation
On February 16, 2023, the Board of Directors adopted the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan"), which was approved by the Company's shareholders on April 18, 2023. The 2023 Omnibus Plan permits the issuance of up to 1.0 million shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units, phantom stock, and performance awards. During the six-month period ended June 30, 2024, 54,462 time-based restricted shares and 51,261 performance-based restricted shares were granted under the 2023 Omnibus Plan. Stock-based compensation expense was $474,000 and $1.7 million for the three and six-month periods ended June 30, 2024, respectively, and $909,000 and $2.9 million for the three and six-month periods ended June 30, 2023, respectively.
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
As of June 30, 2024, the total unrecognized compensation expense related to non-vested restricted shares was $2.6 million, and the related weighted-average period over which it is expected to be recognized is approximately 0.72 years.
Following is a summary of the activity of the Company's restricted stock for the six-month period ended June 30, 2024, with total shares and weighted-average fair value:

	Six Months Ended June 30, 2024
	Shares	Fair Value
Balance at December 31, 2023	237,780	$42.17
Granted	54,462	44.08
Vested	(39,764)	32.78
Forfeitures	(710)	43.70
Balance at June 30, 2024	251,768	$42.87

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
Following is a summary of the activity of the PBRS for the six-month period ended June 30, 2024, based on 100% of target value:

	Six Months Ended June 30, 2024
	Shares	Fair Value
Balance at December 31, 2023	159,073	$42.74
Granted	51,261	44.29
Vested	(50,840)	40.74
Forfeitures	(1,066)	43.70
Balance at June 30, 2024	158,428	$43.87
The PBRS that vested during the six-month period ended June 30, 2024 were based on the Company's achievement of 135.4% of target financial goals for the 2021-2023 performance period, resulting in the issuance of 68,834 shares of common stock. The outstanding PBRS at June 30, 2024 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
SARs
There were no SARs granted and no expense recognized during the six-month period ended June 30, 2024. Following is a summary of the activity of the Company’s SARs program for the six-month period ended June 30, 2024:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2023	30,409	$46.70	0.08	$—
Forfeited	(30,409)	46.70	0.00	—
Exercisable at June 30, 2024	—	$—	0.00	$—
Note 9 – Defined Pension Plans
The Company has a noncontributory defined-benefit pension plan (the “Plan”), which covers eligible employees. Effective December 31, 2016, the Plan was closed to all new participants. Additionally, the Plan’s benefits were frozen for all remaining participants as of February 28, 2021.
On July 16, 2024, the Company approved an Amendment providing for the termination of the Plan. The Company expects to record one-time termination expenses of approximately $5.0 million through operating expense related to the termination of the Plan. The expense related to the termination is expected to be incurred during the fourth quarter of 2024 and first quarter of 2025 as the Plan's liabilities are settled via lump sum payments or annuity purchases. The following table represents the components of net periodic pension cost:

(In thousands)	Estimated 2024	Actual 2023
Interest cost on projected benefit obligations	$4,291	$4,314
Expected return on plan assets	(3,512)	(3,735)
Net amortization	—	154
Net periodic pension cost	$779	$733
The Company recorded net periodic pension cost of $194,000 and $389,000 for the three and six-month periods ended June 30, 2024, and $99,000 and $199,000 for the three and six-month periods June 30, 2023. The Company made no contributions to the Plan during the six-month period ended June 30, 2024 and does not expect to make any contributions for the remainder of 2024.
In addition to the above Plan, the Company has an unfunded supplemental executive retirement plan (the "SERP"). There are no current employees earning benefits and therefore, there is no service cost associated with the SERP. The following table represents the components of the net periodic cost for the SERP:

(In thousands)	Estimated 2024	Actual 2023
Interest cost on projected benefit obligation	$451	$472
Net periodic pension cost	$451	$472
SERP cost recorded to expense was $112,000 and $225,000 for the three and six-month periods ended June 30, 2024, and was $118,000 and $236,000 for the three and six-month periods ended June 30, 2023.
Note 10 – Income Taxes
The effective tax rate was 22.6% and 21.4% for the three and six-month periods ended June 30, 2024, and was 19.5% and 20.1% for the three and six-month periods ended June 30, 2023, respectively. The effective tax rate for all periods differs from the statutory rate of 21% primarily due to state related taxes partially offset by the tax-exempt interest received from municipal bonds and bank-owned life insurance, among other factors.
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

	June 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$220,717	$8	$(18,427)	$202,298
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	212,270	—	(32,447)	179,823
Corporate bonds	118,986	17	(9,065)	109,938
Treasury securities	9,992	—	(19)	9,973
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	39,310	—	(540)	38,770
Total	$601,275	$25	$(60,498)	$540,802

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$235,297	$4	$(16,266)	$219,035
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	188,307	—	(30,508)	157,799
Corporate bonds	111,109	—	(8,769)	102,340
Treasury securities	109,836	—	(1,115)	108,721
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	40,368	—	(1,146)	39,222
Total	$684,917	$4	$(57,804)	$627,117
The fair values of securities with unrealized losses are as follows:

	June 30, 2024
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$4,040	$13	$189,863	$18,414	$193,903	$18,427
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	36,831	186	142,992	32,261	179,823	32,447
Corporate bonds	17,653	350	82,255	8,715	99,908	9,065
Treasury securities	—	—	9,973	19	9,973	19
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	38,770	540	38,770	540
Total	$58,524	$549	$463,853	$59,949	$522,377	$60,498

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$63,198	$220	$152,854	$16,046	$216,052	$16,266
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	157,799	30,508	157,799	30,508
Corporate bonds	19,545	455	82,795	8,314	102,340	8,769
Treasury securities	—	—	108,721	1,115	108,721	1,115
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	39,222	1,146	39,222	1,146
Total	$82,743	$675	$541,391	$57,129	$624,134	$57,804
There were 260 securities, or 95.6% (244 of which for greater than 12 months), in an unrealized loss position as of June 30, 2024. The unrealized losses at June 30, 2024 were primarily attributable to changes in market interest rates after the securities were purchased. The Company does not currently intend to sell, and based on current conditions, the Company does not believe it will be required to sell these available-for-sale securities before the recovery of the amortized cost basis, which may be the maturity dates of the securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. There were 275 securities, or 98.9% (210 of which for greater than 12 months), in an unrealized loss position as of December 31, 2023. At June 30, 2024 and December 31, 2023, the Company had not recorded an allowance for credit losses on securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2024
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$44,510	$44,388
Due after 1 year through 5 years	132,633	130,220
Due after 5 years through 10 years	205,504	179,664
Due after 10 years	218,628	186,530
Total	$601,275	$540,802
Proceeds from sales of investment securities classified as available-for-sale were $25.0 million for both the three and six-month periods ended June 30, 2024, and were $49.6 million and $111.1 million for the three and six-month periods ended June 30, 2023, respectively. Gross realized losses were $13,000 for both the three and six-month periods ended June 30, 2024 and $199,000 and $347,000 for the three and six-month periods ended June 30, 2023, respectively. There were no gross realized gains for the three and six-month periods ended June 30, 2024, and were $0 and $187,000 for the three and six-month periods ended June 30, 2023, respectively. There were no securities pledged to secure public deposits or for other purposes at June 30, 2024.
Note 12 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2024		December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$223,727	$223,727	$372,468	$372,468
Investment securities	540,802	540,802	627,117	627,117
Loans, net	1,048,357	1,017,800	1,001,229	962,223
Accrued interest receivable	8,825	8,825	8,450	8,450
Total	$1,821,711	$1,791,154	$2,009,264	$1,970,258
Balance sheet liabilities:
Deposits	$1,012,346	$1,012,346	$1,140,814	$1,140,814
Accounts and drafts payable	996,832	996,832	1,071,369	1,071,369
Accrued interest payable	554	554	635	635
Total	$2,009,732	$2,009,732	$2,212,818	$2,212,818
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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope for the periods ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$21,103	$19,386	42,356	$38,899
Financial fees	10,628	11,662	21,405	22,921
Information services payment and processing revenue	31,731	31,048	63,761	61,820
Bank service fees	319	253	600	517
Fee revenue (in-scope of FASB ASC 606)	32,050	31,301	64,361	62,337
Other income (out-of-scope of FASB ASC 606)	1,010	772	1,996	1,843
Total fee revenue and other income	$33,060	$32,073	$66,357	$64,180
Note 14 – Leases
The Company leases certain premises under operating leases. As of June 30, 2024, the Company had lease liabilities of $8.0 million and right-of-use assets of $7.6 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three and six-month periods ended June 30, 2024, operating lease cost was $333,000 and $674,000, short-term lease cost was $93,000 and $174,000, and there was no variable lease cost. At June 30, 2024, the weighted-average remaining lease term for the operating leases was 6.9 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.56%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2023 Form 10-K for information regarding these commitments.
A maturity analysis of operating lease liabilities and undiscounted cash flows as of June 30, 2024 is as follows:

(In thousands)	June 30, 2024
Lease payments due
Less than 1 year	$1,333
1-2 years	1,358
2-3 years	1,343
3-4 years	1,370
4-5 years	1,259
Over 5 years	2,272
Total undiscounted cash flows	8,935
Discount on cash flows	972
Total lease liability	$7,963
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six-month period ended June 30, 2024.
Note 15 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2024. There were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Cass Information Systems, Inc. ("Cass" or the "Company") provides payment and information processing services to large manufacturing, distribution, and retail enterprises across the United States. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays facility-related invoices, which include electricity and gas as well as waste and telecommunications expenses, and is a provider of telecom expense management solutions. Cass solutions include integrated payments, a B2B payment platform for clients that require an agile fintech partner. Additionally, the Company offers a church management software solution and an on-line platform to provide generosity services for faith-based and non-profit organizations. The Company’s bank subsidiary, Cass Commercial Bank (the “Bank”), supports the Company’s payment operations. The Bank also provides banking services to its target markets, which include privately held businesses in the St. Louis metropolitan area and restaurant franchises and faith-based ministries within the United States.
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
Recent Industry Developments
The transportation industry continues to experience a decline in overall freight rates caused by an ongoing freight recession. The freight recession adversely affects the number of freight transactions and dollar amount of invoices processed. Partially as a result, the Company's transportation invoice and dollar volumes declined 3.5% and 9.8%, respectively during the first six months of 2024 as compared to the same period in 2023. Transportation dollar volumes are key to the Company’s revenue as higher volumes generally lead to an increase in payment float, which generates interest income, as well as an increase in payments in advance of funding, which generates financial fees.
As a result of rising inflation, the Federal Reserve has increased the Federal Funds rate. The increase in the Federal Funds rate has contributed to a slight increase in the Company's net interest margin. Inflation has also had the impact of increasing operating expenses, such as compensation expense.
2024 Items of Note
Net interest income for the second quarter of 2024 decreased $84,000, or 0.5%, as compared to the same period in 2023. The decrease in net interest income was attributable to a decline in average interest-earning assets of $52.3 million, or 2.6%. The Company had fewer funds to invest due to the loss of approximately $100.0 million of balances in February 2024 as a result of a cyber attack experienced by large client in the Company's CassPay division. CassPay offers solutions such as integrated payments, a B2B payment platform for clients. The Company does not expect these payment volumes and related balances from this client to return.
Despite the decline in average accounts and drafts payable during the quarter, the Company’s liquidity position and balance sheet remains strong. The Company maintained average short-term investments of $265.3 million during the second quarter of 2024. In addition, all of the Company's investment securities are classified as available-for-sale and there were no outstanding borrowings at June 30, 2024.
Included in other operating expenses for the second quarter of 2024 are $2.1 million of reserves and other losses on outstanding receivables in addition to $1.3 million related to estimated late fees to be incurred on facility transactions. See Note 7, "Commitments and Contingencies" for further information on the reserves and other losses. The late fees were mostly driven by a check processing delay with our third-party vendor, the same client that incurred a cyber attack, as described above.

Also, on July 16, 2024, the Company approved an Amendment providing for the termination of its noncontributory defined-benefit pension plan. The Company expects to record one-time termination expenses of approximately $5.0 million through operating expense related to the plan termination. The expense related to the termination is expected to be incurred during the fourth quarter of 2024 and first quarter of 2025 as the plan liabilities are settled. The successful termination of the plan is expected to reduce run rate operating expense by approximately $1.0 million on an annual basis.
Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2024 (“second quarter of 2024”) compared to the three-month period ended June 30, 2023 (“second quarter of 2023”) and the six-month period ended June 30, 2024 ("first half of 2024") compared to the six-month period ended June 30, 2023 ("first half of 2023"). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2023 Form 10-K. Results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results to be attained for any other period.
Summary of Results
The following table summarizes the Company’s operating results:

(In thousands except per share data)	Second Quarter of			First Half of
	2024	2023	% Change	2024	2023	% Change
Processing fees	$21,103	$19,386	8.9%	$42,356	$38,899	8.9%
Financial fees	10,628	11,662	(8.9)%	21,405	22,921	(6.6)%
Net interest income	15,930	16,014	(0.5)%	32,406	32,912	(1.5)%
Provision for (release of) credit loss	400	(120)	(433.3)%	495	(460)	(207.6)%
Other	1,329	1,025	29.7%	2,596	2,360	10.0%
Total net revenue	48,590	48,207	0.8%	98,268	97,552	0.7%
Operating expense	42,793	39,339	8.8%	83,464	79,711	4.7%
Income before income tax expense	5,797	8,868	(34.6)%	14,804	17,841	(17.0)%
Income tax expense	1,313	1,730	(24.1)%	3,168	3,586	(11.7)%
Net income	$4,484	$7,138	(37.2)%	$11,636	$14,255	(18.4)%
Diluted earnings per share	$0.32	$0.52	(38.5)%	$0.84	$1.03	(18.4)%
Return on average assets	0.78%	1.21%	—	1.00%	1.18%	—
Return on average equity	8.01%	13.37%	—	10.36%	13.56%	—
Second quarter of 2024 compared to second quarter of 2023:
The Company recorded net revenue of $48.6 million during the three-month period ended June 30, 2024, up 0.8% from the three-month period ended June 30, 2023, primarily driven by higher processing fees. Operating expense increased 8.8% primarily driven by $2.1 million of reserves and other losses on outstanding receivables in addition to $1.3 million related to estimated late fees to be incurred on facility transactions. Net income was $4.5 million and diluted EPS was $0.32 per share, decreases of 37.2% and 38.5% from the three-month period ended June 30, 2023, respectively.
The Company posted a 0.78% return on average assets and 8.01% return on average equity.
First half of 2024 compared to first half of 2023:
The Company recorded net revenue of $98.3 million during the first half of 2024, up 0.7% from the first half of June 30, 2023, primarily driven by higher processing fees. Operating expense increased 4.7% primarily driven by the same factors as described above comparing the second quarter of 2024 to the same period in 2023. Net income was $11.6 million and diluted EPS was $0.84 per share, decreases of 18.4% and 18.4% from the first half of June 30, 2023, respectively.
The Company posted a 1.00% return on average assets and 10.36% return on average equity.
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

(In thousands)	Second Quarter of			First Half of
	2024	2023	% Change	2024	2023	% Change
Transportation invoice volume	8,879	9,193	(3.4)%	17,649	18,291	(3.5)%
Transportation invoice dollar volume	$9,081,343	$9,711,801	(6.5)%	$18,020,989	$19,980,252	(9.8)%
Facility-related transaction volume [1]	4,337	3,467	25.1%	8,601	6,935	24.0%
Facility-related dollar volume [1]	$5,039,283	$4,578,490	10.1%	$10,368,848	$9,891,875	4.8%
Average payments in advance of funding	$213,185	$254,869	(16.4)%	$203,761	$247,918	(17.8)%
Processing fees	$21,103	$19,386	8.9%	$42,356	$38,899	8.9%
Financial fees	$10,628	$11,662	(8.9)%	$21,405	$22,921	(6.6)%
Other fees	$1,329	$1,025	29.7%	$2,596	$2,360	10.0%
1.Includes energy, telecom and environmental.
Second quarter of 2024 compared to second quarter of 2023:
Processing fee revenue increased $1.7 million, or 8.9%, primarily attributable to an increase in facility-related invoice volumes of 25.1%. The Company has experienced recent success in adding facility clients with high transaction volumes. Transportation invoice volumes decreased 3.4% over the same period. The decline in transportation volumes is largely due to the ongoing freight recession.
Financial fee revenue decreased $1.0 million, or 8.9%, primarily attributable to a decline in transportation dollar volumes of 6.5% in addition to changes in the manner certain vendors receive payments.
First half of 2024 compared to first half of 2023:
Processing fee revenue increased $3.5 million, or 8.9%, primarily attributable to an increase in facility-related invoice volumes of 24.0%. Transportation invoice volumes decreased 3.5% over the same period.
Financial fee revenue decreased $1.5 million, or 6.6%, primarily attributable to a decline in transportation dollar volumes of 9.8% in addition to changes in the manner certain vendors receive payments.

Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	Second Quarter of			First Half of
	2024	2023	% Change	2024	2023	% Change
Average earning assets	$1,958,427	$2,010,771	(2.6)%	$2,010,833	$2,086,333	(3.6)%
Average interest-bearing liabilities	638,339	512,519	24.5%	634,986	554,494	14.5%
Net interest income*	16,168	16,277	(0.7)%	32,888	33,496	(1.8)%
Net interest margin*	3.32%	3.25%		3.29%	3.24%
Yield on earning assets*	4.41%	3.98%		4.34%	3.91%
Cost of interest-bearing liabilities	3.35%	2.89%		3.32%	2.52%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2024 and 2023.
Second quarter of 2024 compared to second quarter of 2023:
The decrease in net interest income is primarily due to the decrease in average earning assets of $52.3 million, or 2.6%, partially offset by an increase in the net interest margin to 3.32%, as compared to 3.25% in the same quarter last year. The yield on interest-earning assets increased 43 basis points from 3.98% to 4.41% while the cost of interest-bearing liabilities increased 46 basis points from 2.89% to 3.35%.
Average loans decreased $36.4 million, or 3.4%, to $1.04 billion. The decrease in average loans was primarily due to the Company opting to be more selective in booking new loans as a result of a decline in average deposits. The average yield on loans increased 44 basis points to 5.26%.
Average investment securities decreased $96.0 million, or 12.8%, to $653.7 million. The Company has not offset maturities and sales of investment securities with new purchase volume primarily due to the decline in average funding sources. The average yield on taxable investment securities increased 25 basis points to 2.88% and the average yield on tax-exempt investment securities increased 7 basis points to 2.75% driven by purchases of investment securities at current market interest rates and maturities and sales of securities at below market interest rates.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, increased $80.1 million, or 43.2%, to $265.3 million. The increase is primarily a result of the sale and maturities of investment securities and the decline in average loans, partially offset by a decrease in average funding sources. The average yield on short-term investments increased 40 basis points to 4.95%, primarily due to higher average short-term interest rates when comparing the periods. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits increased $129.0 million, or 25.3%, to $638.3 million. Average non-interest-bearing demand deposits decreased $145.6 million, or 26.3%, to $407.1 million. The Company has experienced a migration of client funds from non-interest bearing to interest-bearing driven by the higher interest rate environment. The average rate paid on interest-bearing deposits increased 47 basis points to 3.35% due to higher average short-term interest rates when comparing the periods.
Average accounts and drafts payable decreased $52.3 million, or 5.0%, to $996.9 million. The decrease in average accounts and drafts payable was primarily reflective of a cyber event at a client, as described above, which decreased average balances approximately $100.0 million as well as the decrease in transportation dollar volumes of 6.5%, partially offset by an increase in facility dollar volume of 10.1%.
First half of 2024 compared to first half of 2023:
The decrease in net interest income is primarily due to the decrease in average earning assets of $75.5 million, or 3.6%, partially offset by the increase in the net interest margin to 3.29%, as compared to 3.24% in the prior year. The yield on interest-earning assets increased 43 basis points from 3.91% to 4.34% while the cost of interest-bearing liabilities increased 80 basis points from 2.52% to 3.32%.
Average loans decreased $48.2 million, or 4.5%, to $1.03 billion. The decrease in average loans was primarily due to the Company opting to be more selective in booking new loans as a result of a decline in average deposits. The average yield on loans increased 44 basis points to 5.16%.
Average investment securities decreased $96.1 million, or 12.5%, to $674.3 million. The average yield on taxable investment securities increased 20 basis points to 2.79% and the average yield on tax-exempt investment securities declined 3 basis points to 2.72%. The Company has not offset maturities and sales of investment securities with new purchase volume primarily due to the decline in average funding sources. The increase in the average yield on taxable investment securities was driven by purchases of investment securities at current market interest rates and maturities and sales of securities at below market interest rates.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, increased $68.8 million, or 28.7%, to $308.7 million. The increase is primarily a result of the decline in average investment securities and loans, partially offset by a decrease in average funding sources. The average yield on short-term investments increased 64 basis points to 5.02%, primarily due to higher average short-term interest rates when comparing the periods. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits increased $85.0 million, or 15.5%, to $635.0 million. Average non-interest-bearing demand deposits decreased $125.7 million, or 22.7%, to $427.5 million. The Company has experienced a migration of client funds from non-interest bearing to interest-bearing driven by the higher interest rate environment. The average rate paid on interest-bearing deposits increased 82 basis points to 3.32% due to higher average short-term interest rates when comparing the periods.
Average accounts and drafts payable decreased $55.7 million, or 5.2%, to $1.02 billion. The decrease in average accounts and drafts payable was primarily reflective of a cyber event experienced by a client, as described above, which decreased average balances approximately $100.0 million as well as the decrease in transportation dollar volumes of 9.8%, partially offset by an increase in facility dollar volumes of 4.8%.
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

(In thousands)	Second Quarter of 2024			Second Quarter of 2023
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:	$1,039,461	$13,592	5.26%	$1,075,891	$12,931	4.82%
Investment securities[3]:
Taxable	487,164	3,484	2.88%	561,989	3,687	2.63%
Tax-exempt[4]	166,511	1,137	2.75%	187,661	1,253	2.68%
Short-term investments	265,291	3,267	4.95%	185,230	2,100	4.55%
Total interest-earning assets	1,958,427	21,480	4.41%	2,010,771	19,971	3.98%
Non-interest-earning assets
Cash and due from banks	22,196			24,461
Premises and equipment, net	33,320			22,932
Bank-owned life insurance	49,622			48,391
Goodwill and other intangibles	20,389			21,159
Payments in advance of funding	213,185			254,869
Unrealized loss on investment securities	(64,196)			(62,873)
Other assets	88,404			63,902
Allowance for credit losses	(13,302)			(13,253)
Total assets	$2,308,045			$2,370,359
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$554,813	$4,526	3.28%	$442,686	$3,229	2.93%
Savings deposits	7,040	31	1.77%	6,457	26	1.62%
Time deposits >= $100	26,959	246	3.67%	21,934	151	2.76%
Other time deposits	49,516	509	4.13%	38,243	245	2.57%
Total interest-bearing deposits	638,328	5,312	3.35%	509,320	3,651	2.88%
Short-term borrowings	11	—	—%	3,199	43	5.39%
Total interest-bearing liabilities	638,339	5,312	3.35%	512,519	3,694	2.89%
Non-interest bearing liabilities
Demand deposits	407,079			552,718
Accounts and drafts payable	996,944			1,049,281
Other liabilities	40,418			41,775
Total liabilities	2,082,780			2,156,293
Shareholders’ equity	225,265			214,066
Total liabilities and shareholders’ equity	$2,308,045			$2,370,359
Net interest income		$16,168			$16,277
Net interest margin			3.32%			3.25%
Interest spread			1.06%			1.09%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $146,000 and $291,000 for the second quarter of 2024 and 2023, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2024 and 2023. The tax-equivalent adjustment was approximately $239,000 and $263,000 for the second quarter of 2024 and 2023, respectively.

(In thousands)	First Half of 2024			First Half of 2023
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$1,027,854	$26,368	5.16%	$1,076,055	$25,166	4.72%
Investment securities[3]:
Taxable	504,154	7,004	2.79%	566,804	7,274	2.59%
Tax-exempt[4]	170,098	2,298	2.72%	203,587	2,781	2.75%
Short-term investments	308,727	7,708	5.02%	239,887	5,213	4.38%
Total interest-earning assets	2,010,833	43,378	4.34%	2,086,333	40,434	3.91%
Non-interest-earning assets:
Cash and due from banks	22,711			23,260
Premises and equipment, net	32,426			21,689
Bank-owned life insurance	49,453			48,252
Goodwill and other intangibles	20,481			21,257
Payments in advance of funding	203,761			247,918
Unrealized loss on investment securities	(61,801)			(64,689)
Other assets	80,146			63,868
Allowance for credit losses	(13,197)			(13,394)
Total assets	$2,344,813			$2,434,494
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$551,442	$8,930	3.26%	$482,825	$6,053	2.53%
Savings deposits	7,242	63	1.75%	6,778	48	1.43%
Time deposits >= $100	27,293	503	3.71%	22,863	260	2.29%
Other time deposits	48,998	994	4.08%	37,519	461	2.48%
Total interest-bearing deposits	634,975	10,490	3.32%	549,985	6,822	2.50%
Short-term borrowings	11	—	—%	4,509	116	5.19%
Total interest-bearing liabilities	634,986	10,490	3.32%	554,494	6,938	2.52%
Non-interest bearing liabilities:
Demand deposits	427,489			553,178
Accounts and drafts payable	1,016,388			1,072,105
Other liabilities	39,983			42,777
Total liabilities	2,118,846			2,222,554
Shareholders’ equity	225,967			211,940
Total liabilities and shareholders’ equity	$2,344,813			$2,434,494
Net interest income		$32,888			$33,496
Net interest margin			3.29%			3.24%
Interest spread			1.02%			1.39%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $229,000 and $511,000 for the six-month periods ended June 30, 2024 and 2023, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both the six-month periods ended June 30, 2024 and 2023. The tax-equivalent adjustment was approximately $483,000 and $584,000 for the six-month periods ended June 30, 2024 and 2023, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	Second Quarter of 2024 Compared to Second Quarter of 2023
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$(460)	$1,121	$661
Investment securities:
Taxable	(527)	324	(203)
Tax-exempt[2]	(147)	31	(116)
Short-term investments	970	197	1,167
Total interest income	(164)	1,673	1,509
Increase (decrease) in interest expense:
Interest-bearing demand deposits	881	416	1,297
Savings deposits	2	3	5
Time deposits >=$100	39	56	95
Other time deposits	86	178	264
Short-term borrowings	(21)	(22)	(43)
Total interest expense	987	631	1,618
Net interest income	$(1,151)	$1,042	$(109)
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the three-month periods ended June 30, 2024 and 2023.

(In thousands)	First Half of 2024 Compared to First Half of 2023
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$(1,142)	$2,344	$1,202
Investment securities:
Taxable	(824)	554	(270)
Tax-exempt[2]	(453)	(30)	(483)
Short-term investments	1,653	842	2,495
Total interest income	(766)	3,710	2,944
Interest expense on:
Interest-bearing demand deposits	949	1,928	2,877
Savings deposits	4	11	15
Time deposits >=$100	58	185	243
Other time deposits	171	362	533
Short-term borrowings	(58)	(58)	(116)
Total interest expense	1,124	2,428	3,552
Net interest income	$(1,890)	$1,282	$(608)
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the six-month periods ended June 30, 2024 and 2023.

Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a provision for credit losses and off-balance sheet credit exposures of $400,000 for the second quarter of 2024 and release of credit losses of $120,000 in second quarter of 2023. The Company recorded a provision for credit losses and off-balance sheet credit exposures of $495,000 for the first half of 2024 and release of credit losses of $460,000 in first half of 2023.The amount of the provision for (release of) credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the provision for (release of) credit losses will fluctuate as determined by these quarterly analyses. The provision for credit losses in the second quarter and first half of 2024 was driven by an increase in total loans of $47.7 million, or 4.7%, as compared to December 31, 2023.
The Company experienced no loan charge-offs in the second quarter of 2024 and 2023. The ACL was $13.6 million at June 30, 2024 and $13.1 million at December 31, 2023. The ACL represented 1.28% of outstanding loans at June 30, 2024 and 1.29% of outstanding loans at December 31, 2023. The allowance for unfunded commitments was $82,000 at June 30, 2024 and $132,000 at December 31, 2023. There were no nonperforming loans outstanding at June 30, 2024 and December 31, 2023.
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
Summary of Credit Loss Experience
The following table presents information on the Company's provision for (release of) credit losses and analysis of the ACL:

	Second Quarter of		First Half of
(In thousands)	2024	2023	2024	2023
Allowance for credit losses at beginning of period	$13,299	$13,254	$13,089	$13,539
Provision for (release of) credit losses	335	(60)	545	(345)
Allowance for credit losses at end of period	$13,634	$13,194	$13,634	$13,194

Allowance for unfunded commitments at beginning of period	$17	$177	$132	$232
Provision for (release of) credit losses	65	(60)	(50)	(115)
Allowance for unfunded commitments at end of period	$82	$117	$82	$117

Loans outstanding:
Average	$1,039,461	$1,075,891	$1,027,854	$1,076,055
June 30	$1,061,991	$1,055,848	$1,061,991	$1,055,848
Ratio of allowance for credit losses to loans outstanding at June 30	1.28%	1.25%	1.28%	1.25%
Operating Expenses
Total operating expenses for the second quarter of 2024 increased $3.5 million, or 8.8%, compared to the second quarter of 2023. Total operating expenses for the first half of 2024 increased $3.8 million, or 4.7%, compared to the first half of 2023.The following table details the components of operating expenses:

(In thousands)	Second Quarter of		First Half of
	2024	2023	2024	2023
Salaries and commissions	$24,259	$23,617	$48,235	$46,222
Share-based compensation	474	909	1,700	2,859
Net periodic pension cost	194	138	389	273
Other benefits	4,930	4,768	10,140	10,104
Personnel	$29,857	$29,432	$60,464	$59,458
Occupancy	826	907	1,687	1,762
Equipment	1,988	1,749	3,869	3,399
Amortization of intangible assets	182	195	373	390
Other operating	9,940	7,056	17,071	14,702
Total operating expense	$42,793	$39,339	$83,464	$79,711
Second quarter of 2024 compared to second quarter of 2023:
Personnel expenses increased $425,000, or 1.4%. Salaries and commissions increased $642,000, or 2.7%, primarily as a result of merit increases. Share-based compensation decreased $435,000, reflecting the Company's financial performance and the impact on performance-based restricted stock between the periods.
Equipment expense increased $239,000, or 13.7%, partially due to an increase in depreciation expense related to technology initiatives throughout our lines of business.
Other operating expenses increased $2.9 million, or 40.9%. Included in other operating expenses for the second quarter of 2024 are $2.1 million of reserves and other losses on outstanding receivables in addition to $1.3 million related to estimated late fees to be incurred on facility transactions. The late fees were mostly driven by a check processing delay with our third-party vendor, the same client that experienced a cyber attack, as described above.
First half of 2024 compared to first half of 2023:
Personnel expenses increased $1.0 million, or 1.7%. Salaries and commissions increased $2.0 million, or 4.4%, primarily as a result of merit increases. Share-based compensation decreased $1.2 million, reflecting the Company's financial performance and the impact on performance-based restricted stock between the periods.
Equipment expense increased $470,000, or 13.8%, partially due to an increase in depreciation expense related to technology initiatives throughout our lines of business.
Other operating expenses increased $2.4 million, or 16.1% for the same reasons as described for the quarterly variance above, partially offset by lower levels of outside service expense as technology initiatives are completed.
Financial Condition
Total assets at June 30, 2024 were $2.28 billion, a decrease of $196.0 million, or 7.9%, from December 31, 2023.
The Company experienced a decrease in cash and cash equivalents of $148.7 million, or 39.9%, during the first half of 2024. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily affected by changes in funding sources, mainly accounts and drafts payable and deposits, cash flows in and out of loans, investments securities and payments in advance of funding.
The investment securities portfolio decreased $86.3 million, or 13.8%, during the first half of 2024. The decrease is due to sales of $25.0 million and maturities of $103.6 million, partially offset by purchases of $47.0 million.
Loans increased $47.7 million, or 4.7%, from December 31, 2023. The Company experienced growth in its franchise restaurant and equipment finance loan portfolios during the first half of 2024.
Payments in advance of funding increased $15.7 million, or 7.9%. from December 31, 2023 due to timing of funding.

Accounts and drafts receivable from customers decreased $32.2 million, or 29.1%, from December 31, 2023. The decrease is solely due to timing of customer funding.
Total deposits at June 30, 2024 were $1.01 billion, a decrease of $128.5 million, or 11.3%, from December 31, 2023. The decrease is primarily due to timing as well as seasonal tax and compensation payments of Bank clients.
Accounts and drafts payable at June 30, 2024 were $996.8 million, a decrease of $74.5 million, or 7.0%, from December 31, 2023. The decrease in accounts and drafts payable was primarily reflective of a cyber event at a client which decreased average balances approximately $100.0 million. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are generally a more meaningful measure of accounts and drafts payable.
Total liabilities at June 30, 2024 were $2.05 billion, a decrease of $196.1 million, or 8.7%, from December 31, 2023, reflective of the decrease in deposits and accounts and drafts payable.
Total shareholders’ equity at June 30, 2024 was $229.9 million, a $116,000 increase from December 31, 2023. The increase in shareholders’ equity is a result of the first half of 2024 net income of $11.6 million, partially offset by dividends paid of $8.2 million, the repurchase of Company stock of $1.1 million, and an increase in accumulated other comprehensive loss of $2.2 million primarily related to the fair value of available-for-sale investment securities.
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
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $223.7 million at June 30, 2024, a decrease of $148.7 million, or 39.9%, from December 31, 2023. At June 30, 2024, these assets represented 9.8% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities were $540.8 million at June 30, 2024, a decrease of $86.3 million from December 31, 2023. These assets represented 23.7% of total assets at June 30, 2024. Of the total portfolio, 8.2% mature in one year, 24.1% mature in one to five years, and 67.7% mature in five or more years.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of June 30, 2024, the Bank also has secured lines of credit with the Federal Home Loan Bank of $193.1 million collateralized by mortgage loans. The Company also has secured lines of credit from three banks up to a maximum of $250.0 million in aggregate collateralized by investment securities. There were no amounts outstanding under any line of credit as of June 30, 2024 or December 31, 2023.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank, including CassPay and faith-based customers. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $49.0 million of CDARS deposits and interest-bearing demand deposits include $154.9 million of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.
Net cash flows provided by operating activities were $20.5 million for the six-month period ended June 30, 2024, compared to $17.0 million for the six-month period ended June 30, 2023, an increase of $3.5 million. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2024, which are estimated to range from $10 million to $12 million.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $16.3 million and $19.0 million for the six-month periods ended June 30, 2024 and 2023, respectively, a decrease of $2.6 million. The first half of 2024 reflected lower net income of $2.6 million and higher depreciation of $296,000, which was partially offset by a decrease in net amortization of premium/discount on investment securities of $305,000. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment.
Other factors impacting the $3.5 million increase in net cash provided by operating activities include:
•An increase in other operating activities, net of $2.5 million, primarily due to changes in various other assets and liabilities;
•A smaller increase in accounts receivable of $2.2 million; and
•A change in the increase (decrease) of the current income tax liability of $1.6 million and
•A change in the provision for (release of) credit losses of $1.0 million primarily due to changes in loans outstanding during the respective periods.

These factors were partially offset by a decrease in stock compensation expense of $1.2 million.
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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2024
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$272,601	15.08%	$144,584	8.00%	$ N/A	N/A %
Cass Commercial Bank	206,996	18.21	90,956	8.00	113,695	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	258,886	14.32	81,328	4.50	N/A	N/A
Cass Commercial Bank	194,067	17.07	51,163	4.50	73,902	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	258,886	14.32	108,438	6.00	N/A	N/A
Cass Commercial Bank	194,067	17.07	68,217	6.00	90,956	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	258,886	11.32	91,511	4.00	N/A	N/A
Cass Commercial Bank	194,067	14.00	55,464	4.00	69,329	5.00
At December 31, 2023
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$269,580	15.49%	$139,266	8.00%	$ N/A	N/A %
Cass Commercial Bank	204,584	19.04	85,964	8.00	107,455	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	256,359	14.73	78,337	4.50	N/A	N/A
Cass Commercial Bank	192,104	17.88	48,355	4.50	69,846	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	256,359	14.73	104,449	6.00	N/A	N/A
Cass Commercial Bank	192,104	17.88	64,473	6.00	85,964	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	256,359	10.71	95,760	4.00	N/A	N/A
Cass Commercial Bank	192,104	12.49	61,526	4.00	76,908	5.00

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
The following table summarizes simulated changes in net interest income versus unchanged rates over the next 12 months as of June 30, 2024 and December 31, 2023.

	% change in projected net interest income
	June 30, 2024	December 31, 2023
+200 basis points	9.4%	14.7%
+100 basis points	5.7%	6.5%
Flat rates	—%	—%
-100 basis points	(1.0)%	(3.2)%
-200 basis points	(2.3)%	(6.0)%
The Company is generally asset sensitive as average interest-earning assets of $1.96 billion for the second quarter of 2024 greatly exceeded average interest-bearing liabilities of $638.3 million. The table above on the projected impact of interest rate shocks results from a static balance sheet at June 30, 2024.
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

There were no changes in the second quarter of 2024 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the second quarter of 2024.
(c)During the three months ended June 30, 2024, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit 10.1 Form of Employee Restricted Stock Award Agreement under the Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan.

Exhibit 10.2 Form of Employee Restricted Stock Unit Agreement under the Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan.

Exhibit 10.3 Form of Non-Employee Director Restricted Stock Award Agreement under the Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan.

Exhibit 10.4 Form of Non-Employee Director Restricted Stock Unit Agreement under the Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan.

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

CASS INFORMATION SYSTEMS, INC.

DATE: August 6, 2024	By	/s/ Martin H. Resch
Martin H. Resch
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 6, 2024	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)