Form 10-Q
period 2024-09-30
CASS INFORMATION SYSTEMS INC
filed 2024-11-07
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of November 7, 2024: Common stock, par value $.50 per share – 13,569,245 shares outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Cash and due from banks	$29,125	$20,908
Short-term investments	201,431	351,560
Cash and cash equivalents	230,556	372,468
Securities available-for-sale, at fair value	550,756	627,117

Loans	1,078,387	1,014,318
Less: Allowance for credit losses	13,447	13,089
Loans, net	1,064,940	1,001,229
Payments in advance of funding	207,202	198,861
Premises and equipment, net	34,295	30,093
Investment in bank-owned life insurance	49,885	49,159
Goodwill	17,309	17,309
Other intangible assets, net	2,789	3,345
Accounts and drafts receivable from customers	30,892	110,651
Other assets	72,136	68,390
Total assets	$2,260,760	$2,478,622

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$392,573	$524,359
Interest-bearing	654,750	616,455
Total deposits	1,047,323	1,140,814
Accounts and drafts payable	936,463	1,071,369
Other liabilities	39,327	36,630
Total liabilities	2,023,113	2,248,813

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at September 30, 2024 and December 31, 2023; 13,582,282 and 13,582,375 shares outstanding at September 30, 2024 and December 31, 2023, respectively.	7,753	7,753
Additional paid-in capital	205,026	208,007
Retained earnings	148,092	145,782
Common shares in treasury, at cost (1,923,490 shares at September 30, 2024 and 1,923,397 shares at December 31, 2023)	(84,139)	(84,264)
Accumulated other comprehensive loss	(39,085)	(47,469)
Total shareholders’ equity	237,647	229,809
Total liabilities and shareholders’ equity	$2,260,760	$2,478,622
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fee Revenue and Other Income:
Processing fees	$20,053	$19,939	$62,409	$58,838
Financial fees	11,177	11,597	32,582	34,518
Other	1,562	1,264	4,158	3,624
Total fee revenue and other income	32,792	32,800	99,149	96,980

Interest Income:
Interest and fees on loans	14,567	12,863	40,935	38,029
Interest and dividends on securities:
Taxable	3,114	3,428	10,118	10,702
Exempt from federal income taxes	893	964	2,709	3,161
Interest on federal funds sold and other short-term investments	4,200	3,934	11,908	9,147
Total interest income	22,774	21,189	65,670	61,039

Interest Expense:
Interest on deposits	5,155	4,641	15,645	11,463
Interest on short-term borrowings	1	—	1	116
Total interest expense	5,156	4,641	15,646	11,579
Net interest income	17,618	16,548	50,024	49,460
(Release of) provision for credit losses	(140)	125	355	(335)
Net interest income after (release of) provision for credit losses	17,758	16,423	49,669	49,795
Total net revenue	50,550	49,223	148,818	146,775

Operating Expense:
Personnel	29,867	29,636	90,331	89,094
Occupancy	890	908	2,577	2,670
Equipment	2,107	1,789	5,976	5,188
Bad debt expense	6,559	—	7,847	—
Amortization of intangible assets	183	195	556	585
Other operating expense	7,292	7,535	23,075	22,237
Total operating expense	46,898	40,063	130,362	119,774
Income before income tax expense	3,652	9,160	18,456	27,001
Income tax expense	714	1,766	3,882	5,352
Net income	$2,938	$7,394	$14,574	$21,649

Basic earnings per share	$.22	$.55	$1.08	$1.60
Diluted earnings per share	.21	.54	1.06	1.56
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Comprehensive Income (Loss):
Net income	$2,938	$7,394	$14,574	$21,649
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	13,624	(13,659)	10,938	(10,105)
Tax effect	(3,243)	3,251	(2,604)	2,405
Reclassification adjustments for losses included in net income	—	—	13	160
Tax effect	—	—	(3)	(38)
Foreign currency translation adjustments	172	(118)	40	(21)
Total comprehensive income (loss)	$13,491	$(3,132)	$22,958	$14,050
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$14,574	$21,649
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	556	585
Net amortization of premium/discount on investment securities	2,916	3,378
Depreciation	3,646	3,061
Losses on sales of securities	13	160
Stock-based compensation expense	2,598	3,797
Provision for (release of) credit losses	355	(335)
Increase (decrease) in current income tax liability	55	(1,496)
Increase in pension liability	635	346
Increase in accounts receivable	(5,193)	(1,234)
Other operating activities, net	164	(545)
Net cash provided by operating activities	20,319	29,366

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	24,985	111,053
Proceeds from maturities of securities available-for-sale	130,518	29,410
Purchase of securities available-for-sale	(71,121)	(15,332)
Net (increase) decrease in loans	(64,069)	43,286
(Increase) decrease in payments in advance of funding	(8,341)	35,188
Purchases of premises and equipment, net	(7,848)	(9,360)
Net cash provided by investing activities	4,124	194,245

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(131,786)	(131,465)
Net increase in interest-bearing demand and savings deposits	33,640	15,304
Net increase in time deposits	4,655	36,286
Net decrease in accounts and drafts receivable from customers	79,760	67,069
Net (decrease) increase in accounts and drafts payable	(134,906)	14,624
Cash dividends paid	(12,264)	(11,887)
Purchase of common shares for treasury	(3,705)	(5,212)
Other financing activities, net	(1,749)	(837)
Net cash used in financing activities	(166,355)	(16,118)
Net (decrease) increase in cash and cash equivalents	(141,912)	207,493
Cash and cash equivalents at beginning of period	372,468	200,942
Cash and cash equivalents at end of period	$230,556	$408,435

Supplemental information:
Cash paid for interest	$15,653	$11,049
Cash paid for income taxes	4,095	6,775
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2023	$7,753	$206,734	$137,996	$(80,943)	$(56,394)	$215,146
Net income			7,394			7,394
Cash dividends ($0.29 per share)			(3,946)			(3,946)
Issuance of 1,685 common shares pursuant to stock-based compensation plans, net		(9)		74		65
Stock-based compensation expense		938		—		938
Purchase of 73,272 common shares				(2,835)		(2,835)
Other comprehensive loss					(10,526)	(10,526)
Balance, September 30, 2023	$7,753	$207,663	$141,444	$(83,704)	$(66,920)	$206,236

Balance, June 30, 2024	$7,753	$204,128	$149,236	$(81,554)	$(49,638)	$229,925
Net income			2,938			2,938
Cash dividends ($0.30 per share)			(4,082)			(4,082)
Issuance of 1,505 common shares pursuant to stock-based compensation plans, net		—		66		66
Stock-based compensation expense		898		—		898
Purchase of 64,471 common shares				(2,651)		(2,651)
Other comprehensive gain					10,553	10,553
Balance, September 30, 2024	$7,753	$205,026	$148,092	$(84,139)	$(39,085)	$237,647

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	$7,753	$207,422	$131,682	$(81,211)	$(59,321)	$206,325
Net income			21,649			21,649
Cash dividends ($.87 per share)			(11,887)			(11,887)
Issuance of 82,906 common shares pursuant to stock-based compensation plan, net		(3,336)		2,615		(721)
Exercise of SARs		(238)		122		(116)
Stock-based compensation expense		3,815		(18)		3,797
Purchase of 136,577 common shares				(5,212)		(5,212)
Other comprehensive loss					(7,599)	(7,599)
Balance, September 30, 2023	$7,753	$207,663	$141,444	$(83,704)	$(66,920)	$206,236

Balance, December 31, 2023	$7,753	$208,007	$145,782	$(84,264)	$(47,469)	$229,809
Net income			14,574			14,574
Cash dividends ($.90 per share)			(12,264)			(12,264)
Issuance of 124,801 common shares pursuant to stock-based compensation plans, net		(5,611)		3,862		(1,749)
Stock-based compensation expense		2,630		(32)		2,598
Purchase of 87,742 common shares				(3,705)		(3,705)
Other comprehensive gain					8,384	8,384
Balance, September 30, 2024	$7,753	$205,026	$148,092	$(84,139)	$(39,085)	$237,647
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
Details of the Company’s intangible assets are as follows:

	September 30, 2024		December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,470	$(5,039)	$6,470	$(4,851)
Patents	72	(39)	72	(36)
Software	3,212	(2,252)	3,212	(1,933)
Trade name	373	(91)	373	(70)
Other	500	(417)	500	(392)
Unamortized intangible assets:
Goodwill	17,309	—	17,309	—
Total intangible assets	$27,936	$(7,838)	$27,936	$(7,282)
The customer lists are amortized over 7 to 10 years; the patents over 18 years; software over 3 to 7 years; the trade names over 10 to 20 years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $183,000 and $556,000 for the three and nine months ended September 30, 2024, respectively. Amortization of intangible assets amounted to $195,000 and $585,000 for the three and nine months ended September 30, 2023, respectively. Estimated annual amortization of intangibles is $738,000 in 2024, $730,000 in 2025, $582,000 in 2026, $262,000 in 2027, and $254,000 in 2028.
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

The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic
Net income	$2,938	$7,394	$14,574	$21,649
Weighted-average common shares outstanding	13,504,204	13,501,469	13,524,165	13,551,070
Basic earnings per share	$0.22	$0.55	$1.08	$1.60

Diluted
Net income	$2,938	$7,394	$14,574	$21,649
Weighted-average common shares outstanding	13,504,204	13,501,469	13,524,165	13,551,070
Effect of dilutive restricted stock and stock appreciation rights	281,793	291,142	273,575	285,354
Weighted-average common shares outstanding assuming dilution	13,785,997	13,792,611	13,797,740	13,836,424
Diluted earnings per share	$0.21	$0.54	$1.06	$1.56
Note 4 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, in October 2023, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock with no expiration date. As of September 30, 2024, the Company had 398,294 shares remaining available for repurchase under the program. The Company repurchased 64,471 and 87,742 shares during the three and nine months ended September 30, 2024, respectively and 73,272 and 136,577 shares during the three and nine months ended September 30, 2023, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.
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
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2024:
Fee income	$31,830	$614	$348	$32,792
Interest income	10,223	15,630	(3,079)	22,774
Interest expense	333	9,005	(4,182)	5,156
Intersegment income (expense)	(938)	938	—	—
Pre-tax income	(352)	2,552	1,452	3,652
Goodwill	17,173	136	—	17,309
Other intangible assets, net	2,789	—	—	2,789
Total assets	1,371,095	1,172,264	(282,599)	2,260,760
Average funding sources	$1,293,512	$774,126	$—	$2,067,638
Three Months Ended September 30, 2023:
Fee income	$31,843	$664	$293	$32,800
Interest income	10,143	13,879	(2,833)	21,189
Interest expense	437	7,523	(3,319)	4,641
Intersegment income (expense)	(1,117)	1,117	—	—
Pre-tax income	6,100	2,282	778	9,160
Goodwill	17,173	136	—	17,309
Other intangible assets, net	3,540	—	—	3,540
Total assets	1,648,152	1,130,345	(273,619)	2,504,878
Average funding sources	$1,347,074	$795,011	$—	$2,142,085
Nine Months Ended September 30, 2024:
Fee income	$96,214	$1,919	$1,016	$99,149
Interest income	30,166	44,194	(8,690)	65,670
Interest expense	1,245	25,468	(11,067)	15,646
Intersegment income (expense)	(2,992)	2,992	—	—
Pre-tax income	8,733	6,330	3,393	18,456
Goodwill	17,173	136	—	17,309
Other intangible assets, net	2,789	—	—	2,789
Total assets	1,371,095	1,172,264	(282,599)	2,260,760
Average funding sources	$1,288,546	$786,541	$—	$2,075,087
Nine Months Ended September 30, 2023:
Fee income	$94,280	$2,001	$699	$96,980
Interest income	29,053	40,885	(8,899)	61,039
Interest expense	604	20,296	(9,321)	11,579
Intersegment income (expense)	(3,093)	3,093	—	—
Pre-tax income	16,964	8,917	1,120	27,001
Goodwill	17,173	136	—	17,309
Other intangible assets, net	3,540	—	—	3,540
Total assets	1,648,152	1,130,345	(273,619)	2,504,878
Average funding sources	$1,343,750	$820,335	$—	$2,164,085

Note 6 – Loans by Type
A summary of loans is as follows:

(In thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$548,519	$498,502
Real estate:
Commercial:
Mortgage	119,119	118,371
Construction	9,479	8,233
Faith-based:
Mortgage	376,573	381,368
Construction	24,696	7,790
Other	1	54
Total loans	$1,078,387	$1,014,318
The following table presents the aging of loans past due by category at September 30, 2024 and December 31, 2023:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
September 30, 2024
Commercial and industrial	$548,075	$444	$—	$—	$—	$548,519
Real estate
Commercial:
Mortgage	119,119	—	—	—	—	119,119
Construction	9,479	—	—	—	—	9,479
Faith-based:
Mortgage	376,573	—	—	—	—	376,573
Construction	24,696	—	—	—	—	24,696
Other	1	—	—	—	—	1
Total	$1,077,943	$444	$—	$—	$—	$1,078,387
December 31, 2023
Commercial and industrial	$498,502	$—	$—	$—	$—	$498,502
Real estate
Commercial:
Mortgage	118,371	—	—	—	—	118,371
Construction	8,233	—	—	—	—	8,233
Faith-based:
Mortgage	381,368	—	—	—	—	381,368
Construction	7,790	—	—	—	—	7,790
Other	54	—	—	—	—	54
Total	$1,014,318	$—	$—	$—	$—	$1,014,318

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of September 30, 2024 and December 31, 2023:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
September 30, 2024
Commercial and industrial	$546,975	$1,544	$—	$548,519
Real estate
Commercial:
Mortgage	115,966	3,153	—	119,119
Construction	9,479	—	—	9,479
Faith-based:
Mortgage	359,805	16,768	—	376,573
Construction	24,696	—	—	24,696
Other	1	—	—	1
Total	$1,056,922	$21,465	$—	$1,078,387
December 31, 2023
Commercial and industrial	$498,502	$—	$—	$498,502
Real estate
Commercial:
Mortgage	118,371	—	—	118,371
Construction	8,233	—	—	8,233
Faith-based:
Mortgage	375,865	5,503	—	381,368
Construction	7,790	—	—	7,790
Other	54	—	—	54
Total	$1,008,815	$5,503	$—	$1,014,318

[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things. There were no loans modified during the nine months ended September 30, 2024. The following table shows the amortized cost of loans that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023, segregated by category and type of modification.

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
The following table shows the payment status of loans that have been modified to borrowers experiencing financial difficulty in the last twelve months:

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial and industrial	$10,975	$—	$—	$—	$—
Total	$10,975	$—	$—	$—	$—
At September 30, 2024, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

There were no modified loans that had a payment default during the nine months ended September 30, 2024 or 2023 and that had been modified due to the borrower experiencing financial difficulty within the 12 previous months preceding the default.
Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. There were no loans written off during the nine months ended September 30, 2024 or 2023.
The Company had no loans evaluated for expected credit losses on an individual basis as of September 30, 2024, and December 31, 2023, respectively.
There were no foreclosed loans recorded as other real estate owned as of September 30, 2024 or December 31, 2023.
A summary of the activity in the allowance for credit losses (“ACL”) by category for the nine months ended September 30, 2024 and year-ended December 31, 2023 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at December 31, 2022	$5,978	$940	$6,437	$184	$13,539
(Release of) provision for credit losses	(566)	153	39	(76)	(450)
Balance at December 31, 2023	$5,412	$1,093	$6,476	$108	$13,089
Provision for (release of) credit losses (1)	263	(75)	66	104	358
Balance at September 30, 2024	$5,675	$1,018	$6,542	$212	$13,447

(1)	For the nine months ended September 30, 2024 and year-ended December 31, 2023, there was a release of credit losses of $3,000 and $100,000, respectively, for unfunded commitments.
Note 7 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. As more fully described in the Form

10-K, such activities include traditional off-balance sheet credit-related financial instruments. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. An allowance for unfunded commitments of $129,000 and $132,000 had been recorded at September 30, 2024 and December 31, 2023, respectively.
At September 30, 2024, the balances of unfunded commitments, standby and commercial letters of credit were $208.3 million, $13.5 million, and $273,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.
On March 19, 2024, the Company filed a claim against Rubicon Technologies, Inc. ("Rubicon") for failed reimbursement of invoices that were processed and paid by the Company on Rubicon's behalf and unpaid fees for Company services that are due for invoice management services and bill pay services, together with interest and penalties related to the foregoing amounts. At September 30, 2024, Rubicon owes the Company approximately $8.4 million, of which $7.8 million relates to previously accrued service fees and invoices paid by the Company which were not reimbursed by Rubicon. The Company evaluated the receivable from a credit loss perspective, and, based on this evaluation, recorded a write-off to bad debt expense of $6.6 million $6.6 million and $7.8 million $7.8 million for the three and nine months ended September 30, 2024, respectively. The Company strongly believes in the merits of its claim against Rubicon.
On April 22, 2024, Rubicon filed a counterclaim against the Company for failure to perform its obligations under the Master Services Agreement between the Company and Rubicon. The Company believes these claims to be without merit and intends to vigorously defend itself against such claims.
Note 8 – Stock-Based Compensation
On February 16, 2023, the Board of Directors adopted the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan"), which was approved by the Company's shareholders on April 18, 2023. The 2023 Omnibus Plan permits the issuance of up to 1.0 million shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units, phantom stock, and performance awards. During the nine months ended September 30, 2024, 55,967 time-based restricted shares and 51,261 performance-based restricted shares were granted under the 2023 Omnibus Plan. Stock-based compensation expense was $898,000 and $2.6 million for the three and nine months ended September 30, 2024, respectively, and $938,000 and $3.8 million for the three and nine months ended September 30, 2023, respectively.
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
As of September 30, 2024, the total unrecognized compensation expense related to non-vested restricted shares was $2.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 0.60 years.
Following is a summary of the activity of the Company's restricted stock for the nine months ended September 30, 2024, with total shares and weighted-average fair value:

	Nine Months Ended September 30, 2024
	Shares	Fair Value
Balance at December 31, 2023	237,780	$42.17
Granted	55,967	44.05
Vested	(39,764)	32.78
Forfeitures	(710)	43.70
Balance at September 30, 2024	253,273	$42.87

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
Following is a summary of the activity of the PBRS for the nine months ended September 30, 2024, based on 100% of target value:

	Nine Months Ended September 30, 2024
	Shares	Fair Value
Balance at December 31, 2023	159,073	$42.74
Granted	51,261	44.29
Vested	(50,840)	40.74
Forfeitures	(1,066)	43.70
Balance at September 30, 2024	158,428	$43.87
The PBRS that vested during the nine months ended September 30, 2024 were based on the Company's achievement of 135.4% of target financial goals for the 2021-2023 performance period, resulting in the issuance of 68,834 shares of common stock. The outstanding PBRS at September 30, 2024 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
Stock Appreciation Rights
There were no stock appreciation rights ("SARs") granted and no expense recognized during the nine months ended September 30, 2024. Following is a summary of the activity of the Company’s SARs program for the nine months ended September 30, 2024:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2023	30,409	$46.70	0.08	$—
Forfeited	(30,409)	46.70	0.00	—
Exercisable at September 30, 2024	—	$—	0.00	$—
Note 9 – Defined Pension Plans
The Company has a noncontributory defined-benefit pension plan (the “Plan”), which covers eligible employees. Effective December 31, 2016, the Plan was closed to all new participants. Additionally, the Plan’s benefits were frozen for all remaining participants as of February 28, 2021.
On July 16, 2024, the Company approved an Amendment providing for the termination of the Plan. The Company expects to record one-time termination expenses of approximately $4.0 million to $6.0 million through operating expense related to the termination of the Plan during the fourth quarter of 2024 as the Plan's liabilities are settled via lump sum payments or annuity purchases. The following table represents the components of net periodic pension cost:

(In thousands)	Estimated 2024	Actual 2023
Interest cost on projected benefit obligations	$4,291	$4,314
Expected return on plan assets	(3,512)	(3,735)
Net amortization	—	154
Net periodic pension cost	$779	$733
The Company recorded net periodic pension cost of $195,000 and $584,000 for the three and nine months ended September 30, 2024, and $100,000 and $299,000 for the three and nine months ended September 30, 2023. The Company made no contributions to the Plan during the nine months ended September 30, 2024. The Company may need to make a contribution to the Plan during the fourth quarter of 2024 depending on the cash needed to fund lump sum payments and annuity purchases versus existing assets in the Plan.
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
SERP cost recorded to expense was $113,000 and $338,000 for the three and nine months ended September 30, 2024, and was $118,000 and $354,000 for the three and nine months ended September 30, 2023.
Note 10 – Income Taxes
The effective tax rate was 19.6% and 21.0% for the three and nine months ended September 30, 2024, and was 19.3% and 19.8% for the three and nine months ended September 30, 2023, respectively. The effective tax rate for all periods differs from the statutory rate of 21% primarily due to tax-exempt interest received from municipal bonds and bank-owned life insurance, partially offset by state related taxes, among other factors.
Note 11 – Investment in Securities
Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale are measured at fair value using Level 2 inputs including observable trade data, market data, etc. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore fall into the Level 2 category. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities are summarized as follows:

	September 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$216,438	$35	$(13,368)	$203,105
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	225,749	548	(27,024)	199,273
Corporate bonds	118,923	17	(6,552)	112,388
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	36,496	—	(506)	35,990
Total	$597,606	$600	$(47,450)	$550,756

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$235,297	$4	$(16,266)	$219,035
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	188,307	—	(30,508)	157,799
Corporate bonds	111,109	—	(8,769)	102,340
Treasury securities	109,836	—	(1,115)	108,721
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	40,368	—	(1,146)	39,222
Total	$684,917	$4	$(57,804)	$627,117
The fair values of securities with unrealized losses are as follows:

	September 30, 2024
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$4,971	$4	$178,533	$13,364	$183,504	$13,368
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	28,995	173	144,309	26,851	173,304	27,024
Corporate bonds	25,682	324	81,671	6,228	107,353	6,552
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	35,990	506	35,990	506
Total	$59,648	$501	$440,503	$46,949	$500,151	$47,450

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$63,198	$220	$152,854	$16,046	$216,052	$16,266
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	157,799	30,508	157,799	30,508
Corporate bonds	19,545	455	82,795	8,314	102,340	8,769
Treasury securities	—	—	108,721	1,115	108,721	1,115
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	39,222	1,146	39,222	1,146
Total	$82,743	$675	$541,391	$57,129	$624,134	$57,804
There were 244 securities, or 90.0% (226 of which for greater than 12 months), in an unrealized loss position as of September 30, 2024. The unrealized losses at September 30, 2024 were primarily attributable to changes in market interest rates after the securities were purchased. The Company does not currently intend to sell, and based on current conditions, the Company does not believe it will be required to sell these available-for-sale securities before the recovery of the amortized cost basis, which may be the maturity dates of the securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. There were 275 securities, or 98.9% (210 of which for greater than 12 months), in an unrealized loss position as of December 31, 2023. At September 30, 2024 and December 31, 2023, the Company had not recorded an allowance for credit losses on securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2024
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$35,699	$35,639
Due after 1 year through 5 years	125,559	123,939
Due after 5 years through 10 years	200,477	182,058
Due after 10 years	235,871	209,120
Total	$597,606	$550,756
Proceeds from sales of investment securities classified as available-for-sale were $0 and $25.0 million for the three and nine months ended September 30, 2024, and $0 and $111.1 million for the three and nine months ended September 30, 2023, respectively. Gross realized losses were $0 and $13,000 for the three and nine months ended September 30, 2024 and $0 and $347,000 for the three and nine months ended September 30, 2023, respectively. There were no gross realized gains for the three and nine months ended September 30, 2024. Gross realized gains were $0 and $187,000 for the three and nine months ended September 30, 2023, respectively. There were no securities pledged to secure public deposits or for other purposes at September 30, 2024.
Note 12 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2024		December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$230,556	$230,556	$372,468	$372,468
Investment securities	550,756	550,756	627,117	627,117
Loans, net	1,064,940	1,037,925	1,001,229	962,223
Accrued interest receivable	8,334	8,334	8,450	8,450
Total	$1,854,586	$1,827,571	$2,009,264	$1,970,258
Balance sheet liabilities:
Deposits	$1,047,323	$1,047,323	$1,140,814	$1,140,814
Accounts and drafts payable	936,463	936,463	1,071,369	1,071,369
Accrued interest payable	627	627	635	635
Total	$1,984,413	$1,984,413	$2,212,818	$2,212,818
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and Cash Equivalents - The carrying amount approximates fair value.
Investment in Securities - The fair value is measured on a recurring basis using Level 2 inputs including observable trade data, market data, etc. Refer to Note 11, “Investment in Securities,” for fair value and unrealized gains and losses by investment type.

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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope for the periods ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$20,053	$19,939	$62,409	$58,838
Financial fees	11,177	11,597	32,582	34,518
Information services payment and processing revenue	31,230	31,536	94,991	93,356
Bank service fees	354	247	954	764
Fee revenue (in-scope of FASB ASC 606)	31,584	31,783	95,945	94,120
Other income (out-of-scope of FASB ASC 606)	1,208	1,017	3,204	2,860
Total fee revenue and other income	$32,792	$32,800	$99,149	$96,980
Note 14 – Leases
The Company leases certain premises under operating leases. As of September 30, 2024, the Company had lease liabilities of $7.7 million and right-of-use assets of $7.3 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three and nine months ended September 30, 2024, operating lease cost was $333,000 and $1.0 million, short-term lease cost was $92,000 and $266,000, and there was no variable lease cost. At September 30, 2024, the weighted-average remaining lease term for the operating leases was 6.6 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.55%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2023 Form 10-K for information regarding these commitments.
A maturity analysis of operating lease liabilities and undiscounted cash flows as of September 30, 2024 is as follows:

(In thousands)	September 30, 2024
Lease payments due
Less than 1 year	$1,339
1-2 years	1,354
2-3 years	1,350
3-4 years	1,343
4-5 years	1,265
Over 5 years	1,953
Total undiscounted cash flows	8,604
Discount on cash flows	902
Total lease liability	$7,702
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the nine months ended September 30, 2024.
Note 15 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2024. There were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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
Recent Industry Developments
The transportation industry continues to experience a decline in overall freight rates caused by an ongoing freight recession. The freight recession adversely affects the number of freight transactions and dollar amount of invoices processed. Partially as a result, the Company's transportation invoice and dollar volumes declined 1.5% and 7.3%, respectively during the nine months ended September 30, 2024 as compared to the same period in 2023. Transportation dollar volumes are key to the Company’s revenue as higher volumes generally lead to an increase in payment float, which generates interest income, as well as an increase in payments in advance of funding, which generates financial fees.
2024 Items of Note
Average interest-earning assets for the third quarter of 2024 declined $58.1 million, or 2.8%, as compared to the third quarter of 2023. The Company had fewer funds to invest due to the loss of approximately $100.0 million of balances in February 2024 as a result of a cyber attack experienced by large client. CassPay offers solutions such as integrated payments, a B2B payment platform for clients. The loss of CassPay balances was partially offset by an increase in facility dollar volumes of 13.4%, leading to higher average accounts and drafts payable.
Despite the decline in average interest-earning assets during the quarter, the Company’s liquidity position and balance sheet remains strong. The Company maintained average short-term investments of $338.5 million during the third quarter of 2024. In addition, all of the Company's investment securities are classified as available-for-sale and there were no outstanding borrowings at September 30, 2024.
The Company recorded bad debt expense of $6.6 million and $7.8 million for the three and nine months ended September 30, 2024, respectively on a funding receivable related to a facility client. See Note 7, "Commitments and Contingencies" for further information.

Also, on July 16, 2024, the Company approved an Amendment providing for the termination of its noncontributory defined-benefit pension plan. The Company expects to record one-time termination expenses of approximately $4.0 million to $6.0 million through operating expense related to the plan termination during the fourth quarter of 2024 as the plan liabilities are settled. The successful termination of the plan is expected to reduce run rate operating expense by approximately $1.0 million on an annual basis.
Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three month period ended September 30, 2024 (“third quarter of 2024”) compared to the three month period ended September 30, 2023 (“third quarter of 2023”) and the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2023 Form 10-K. Results of operations for the three month period ended September 30, 2024 are not necessarily indicative of the results to be attained for any other period.
Summary of Results
The following table summarizes the Company’s operating results:

(In thousands except per share data)	Third Quarter of			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Processing fees	$20,053	$19,939	0.6%	$62,409	$58,838	6.1%
Financial fees	11,177	11,597	(3.6)%	32,582	34,518	(5.6)%
Net interest income	17,618	16,548	6.5%	50,024	49,460	1.1%
Provision for (release of) credit loss	(140)	125	(212.0)%	355	(335)	(206.0)%
Other	1,562	1,264	23.6%	4,158	3,624	14.7%
Total net revenue	50,550	49,223	2.7%	148,818	146,775	1.4%
Operating expense	46,898	40,063	17.1%	130,362	119,774	8.8%
Income before income tax expense	3,652	9,160	(60.1)%	18,456	27,001	(31.6)%
Income tax expense	714	1,766	(59.6)%	3,882	5,352	(27.5)%
Net income	$2,938	$7,394	(60.3)%	$14,574	$21,649	(32.7)%
Diluted earnings per share	$0.21	$0.54	(61.1)%	$1.06	$1.56	(32.1)%
Return on average assets	0.50%	1.22%	—	0.83%	1.20%	—
Return on average equity	5.04%	13.80%	—	8.54%	13.64%	—
Third quarter of 2024 compared to third quarter of 2023:
The Company recorded net revenue of $50.6 million during the three month period ended September 30, 2024, up 2.7% from the three month period ended September 30, 2023, primarily driven by higher net interest income. Operating expense increased 17.1% primarily driven by $6.6 million of bad debt expense on a funding receivable related to a facility client. Net income was $2.9 million and diluted EPS was $0.21 per share, decreases of 60.3% and 61.1% from the three month period ended September 30, 2023, respectively.
The Company posted a 0.50% return on average assets and 5.04% return on average equity.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023:
The Company recorded net revenue of $148.8 million during the nine months ended September 30, 2024, up 1.4% from the nine months ended September 30, 2023, primarily driven by higher processing fees. Operating expense increased 8.8% largely driven by $7.9 million of bad debt expense experienced during the first nine months of 2024 on a funding receivable related to a facility client. Net income was $14.6 million and diluted EPS was $1.06 per share, decreases of 32.7% and 32.1% from the nine months ended September 30, 2023, respectively.
The Company posted a 0.83% return on average assets and 8.54% return on average equity.

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

(In thousands)	Third Quarter of			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Transportation invoice volume	9,160	8,925	2.6%	26,810	27,216	(1.5)%
Transportation invoice dollar volume	$9,097,739	$9,263,453	(1.8)%	$27,118,728	$29,243,706	(7.3)%
Facility-related transaction volume [1]	4,316	3,417	26.3%	12,917	10,352	24.8%
Facility-related dollar volume [1]	$5,778,291	$5,096,882	13.4%	$16,147,139	$14,988,757	7.7%
Average payments in advance of funding	$202,976	$234,684	(13.5)%	$203,498	$243,458	(16.4)%
Processing fees	$20,053	$19,939	0.6%	$62,409	$58,838	6.1%
Financial fees	$11,177	$11,597	(3.6)%	$32,582	$34,518	(5.6)%
Other fees	$1,562	$1,264	23.6%	$4,158	$3,624	14.7%
1.Includes energy, telecom and environmental.
Third quarter of 2024 compared to third quarter of 2023:
Processing fees increased $114,000, or 0.6%, primarily attributable to an increase in facility-related invoice volumes of 26.3%, partially offset by a decrease in ancillary processing fees unrelated to transaction volumes, such as implementation fees. The Company has experienced recent success in adding facility clients with high transaction volumes.
Financial fees decreased $420,000, or 3.6%, primarily attributable to a decline in transportation dollar volumes of 1.8%, in addition to changes in the manner certain vendors receive payments.
Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:
Processing fees increased $3.6 million, or 6.1%, primarily attributable to an increase in facility-related invoice volumes of 24.8%. Transportation invoice volumes decreased 1.5% over the same period.
Financial fees decreased $1.9 million, or 5.6%, primarily attributable to a decline in transportation dollar volumes of 7.3%, in addition to changes in the manner certain vendors receive payments.

Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	Third Quarter of			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Average earning assets	$2,001,741	$2,059,801	(2.8)%	$2,007,780	$2,077,392	(3.4)%
Average interest-bearing liabilities	630,215	591,567	6.5%	633,384	566,987	11.7%
Net interest income*	17,856	16,805	6.3%	50,744	50,300	0.9%
Net interest margin*	3.55%	3.24%		3.38%	3.24%
Yield on earning assets*	4.57%	4.13%		4.42%	3.98%
Cost of interest-bearing liabilities	3.25%	3.11%		3.30%	2.73%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2024 and 2023.
Third quarter of 2024 compared to third quarter of 2023:
The increase in net interest income is primarily due to the increase in the net interest margin to 3.55%, as compared to 3.24% in the same quarter last year, partially offset by the decrease in average earning assets of $58.1 million, or 2.8%. The yield on interest-earning assets increased 44 basis points from 4.13% to 4.57% while the cost of interest-bearing liabilities increased 14 basis points from 3.11% to 3.25%.
Average loans increased $26.9 million, or 2.6%, to $1.07 billion. The increase in average loans was primarily due to growth in the Company's franchise restaurant and faith-based portfolios. The average yield on loans increased 52 basis points to 5.40%.
Average investment securities decreased $112.6 million, or 16.0%, to $590.5 million. The average yield on taxable investment securities increased 26 basis points to 2.88% and the average yield on tax-exempt investment securities increased 18 basis points to 2.81% driven by purchases of investment securities at current market interest rates and maturities and sales of securities at below market interest rates.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, increased $27.7 million, or 8.9%, to $338.5 million. The increase is primarily a result of the decline in average investment securities, partially offset by a decrease in average funding sources. The average yield on short-term investments decreased 8 basis points to 4.94%, primarily due to the recent decline in the Federal Funds rate of 50 basis points. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits increased $38.6 million, or 6.5%, to $630.2 million. Average non-interest-bearing demand deposits decreased $76.1 million, or 15.8%, to $404.4 million. The Company has experienced a migration of client funds from non-interest bearing to interest-bearing driven by the higher interest rate environment prior to the recent 50 basis point decline in the Federal Funds rate. The average rate paid on interest-bearing deposits increased 14 basis points to 3.25%.
Average accounts and drafts payable decreased $37.0 million, or 3.5%, to $1.03 billion. The decrease in average accounts and drafts payable was primarily reflective of a cyber event at a client during the first quarter of 2024, which decreased average balances by approximately $100.0 million as well as the decrease in transportation dollar volumes of 1.8%, partially offset by an increase in facility dollar volume of 13.4%.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023:
The increase in net interest income is primarily due to the increase in the net interest margin to 3.38%, as compared to 3.24% in the prior year, partially offset by the decrease in average earning assets of $69.6 million, or 3.4%. The yield on interest-earning assets increased 44 basis points from 3.98% to 4.42% while the cost of interest-bearing liabilities increased 57 basis points from 2.73% to 3.30%.
Average loans decreased $23.0 million, or 2.2%, to $1.04 billion. The decrease in average loans was primarily due to the Company opting to be more selective in booking new loans as a result of a decline in average deposits. The average yield on loans increased 47 basis points to 5.24%.
Average investment securities decreased $101.6 million, or 13.6%, to $646.1 million. The average yield on taxable investment securities increased 22 basis points to 2.82% and the average yield on tax-exempt investment securities increased 3 basis points to 2.75%. The increase in the average yield on taxable investment securities was driven by purchases of investment securities at current market interest rates and maturities and sales of securities at below market interest rates.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, increased $54.9 million, or 20.8%, to $318.7 million. The increase is primarily a result of the decline in average investment securities and loans, partially offset by a decrease in average funding sources. The average yield on short-term investments increased 35 basis points to 4.99%, primarily due to higher average short-term interest rates when comparing the periods. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits increased $69.4 million, or 12.3%, to $633.4 million. Average non-interest-bearing demand deposits decreased $109.0 million, or 20.6%, to $419.7 million. The Company has experienced a migration of client funds from non-interest bearing to interest-bearing driven by the higher interest rate environment prior to the recent 50 basis point decline in the Federal Funds rate. The average rate paid on interest-bearing deposits increased 58 basis points to 3.30% due to higher average short-term interest rates when comparing the periods.
Average accounts and drafts payable decreased $49.4 million, or 4.6%, to $1.02 billion. The decrease in average accounts and drafts payable was primarily reflective of a cyber event experienced by a client during the first quarter of 2024, which decreased average balances approximately $100.0 million as well as the decrease in transportation dollar volumes of 7.3%, partially offset by an increase in facility dollar volumes of 7.7%.
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

(In thousands)	Third Quarter of 2024			Third Quarter of 2023
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:	$1,072,824	$14,567	5.40%	$1,045,967	$12,863	4.88%
Investment securities[3]:
Taxable	430,242	3,114	2.88%	518,954	3,429	2.62%
Tax-exempt[4]	160,211	1,131	2.81%	184,110	1,220	2.63%
Short-term investments	338,464	4,200	4.94%	310,770	3,934	5.02%
Total interest-earning assets	2,001,741	23,012	4.57%	2,059,801	21,446	4.13%
Non-interest-earning assets
Cash and due from banks	22,473			24,786
Premises and equipment, net	34,054			25,531
Bank-owned life insurance	49,899			48,677
Goodwill and other intangibles	20,206			20,966
Payments in advance of funding	202,976			234,684
Unrealized loss on investment securities	(55,029)			(68,230)
Other assets	78,182			62,244
Allowance for credit losses	(13,632)			(13,195)
Total assets	$2,340,870			$2,395,264
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$543,845	$4,314	3.16%	$508,554	$4,007	3.13%
Savings deposits	6,921	29	1.67%	7,716	33	1.70%
Time deposits >= $100	27,884	270	3.85%	23,610	203	3.41%
Other time deposits	51,554	543	4.19%	51,676	398	3.06%
Total interest-bearing deposits	630,204	5,156	3.25%	591,556	4,641	3.11%
Short-term borrowings	11	—	—%	11	—	—%
Total interest-bearing liabilities	630,215	5,156	3.25%	591,567	4,641	3.11%
Non-interest bearing liabilities
Demand deposits	404,364			480,472
Accounts and drafts payable	1,033,070			1,070,057
Other liabilities	41,436			40,578
Total liabilities	2,109,085			2,182,674
Shareholders’ equity	231,785			212,590
Total liabilities and shareholders’ equity	$2,340,870			$2,395,264
Net interest income		$17,856			$16,805
Net interest margin			3.55%			3.24%
Interest spread			1.32%			1.02%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $154,000 and $98,000 for the third quarter of 2024 and 2023, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2024 and 2023. The tax-equivalent adjustment was approximately $237,000 and $256,000 for the third quarter of 2024 and 2023, respectively.

(In thousands)	Nine Months Ended 2024			Nine Months Ended 2023
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$1,042,953	$40,935	5.24%	$1,065,915	$38,029	4.77%
Investment securities[3]:
Taxable	479,337	10,118	2.82%	550,680	10,702	2.60%
Tax-exempt[4]	166,778	3,429	2.75%	197,023	4,001	2.72%
Short-term investments	318,712	11,908	4.99%	263,774	9,147	4.64%
Total interest-earning assets	2,007,780	66,390	4.42%	2,077,392	61,879	3.98%
Non-interest-earning assets:
Cash and due from banks	22,631			23,774
Premises and equipment, net	32,972			22,984
Bank-owned life insurance	49,603			48,395
Goodwill and other intangibles	20,389			21,159
Payments in advance of funding	203,498			243,458
Unrealized loss on investment securities	(59,528)			(65,882)
Other assets	79,487			63,321
Allowance for credit losses	(13,343)			(13,327)
Total assets	$2,343,489			$2,421,274
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$548,891	$13,244	3.22%	$491,495	$10,060	2.74%
Savings deposits	7,134	92	1.72%	7,094	82	1.55%
Time deposits >= $100	27,492	773	3.76%	23,115	463	2.68%
Other time deposits	49,856	1,536	4.12%	42,290	858	2.71%
Total interest-bearing deposits	633,373	15,645	3.30%	563,994	11,463	2.72%
Short-term borrowings	11	1	12.14%	2,993	116	5.18%
Total interest-bearing liabilities	633,384	15,646	3.30%	566,987	11,579	2.73%
Non-interest bearing liabilities:
Demand deposits	419,724			528,677
Accounts and drafts payable	1,021,989			1,071,414
Other liabilities	40,472			42,037
Total liabilities	2,115,569			2,209,115
Shareholders’ equity	227,920			212,159
Total liabilities and shareholders’ equity	$2,343,489			$2,421,274
Net interest income		$50,744			$50,300
Net interest margin			3.38%			3.24%
Interest spread			1.12%			1.25%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $383,000 and $609,000 for the nine months ended September 30, 2024 and 2023, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both the nine months ended September 30, 2024 and 2023. The tax-equivalent adjustment was approximately $720,000 and $840,000 for the nine months ended September 30, 2024 and 2023, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	Third Quarter of 2024 Compared to Third Quarter of 2023
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$329	$1,375	$1,704
Investment securities:
Taxable	(628)	313	(315)
Tax-exempt[2]	(167)	78	(89)
Short-term investments	336	(70)	266
Total interest income	(130)	1,696	1,566
Increase (decrease) in interest expense:
Interest-bearing demand deposits	270	37	307
Savings deposits	(3)	(1)	(4)
Time deposits >=$100	39	28	67
Other time deposits	(1)	146	145
Short-term borrowings	—	—	—
Total interest expense	305	210	515
Net interest income	$(435)	$1,486	$1,051
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the three months ended September 30, 2024 and 2023.

(In thousands)	Nine Months Ended 2024 Compared to Nine Months Ended 2023
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$(832)	$3,738	$2,906
Investment securities:
Taxable	(1,456)	872	(584)
Tax-exempt[2]	(618)	46	(572)
Short-term investments	2,020	741	2,761
Total interest income	(886)	5,397	4,511
Interest expense on:
Interest-bearing demand deposits	1,262	1,922	3,184
Savings deposits	—	10	10
Time deposits >=$100	99	211	310
Other time deposits	174	504	678
Short-term borrowings	(182)	67	(115)
Total interest expense	1,353	2,714	4,067
Net interest income	$(2,239)	$2,683	$444
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the nine months ended September 30, 2024 and 2023.

Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a release of credit losses and off-balance sheet credit exposures of $140,000 for the third quarter of 2024 and a provision for credit losses of $125,000 in third quarter of 2023. The Company recorded a provision for credit losses and off-balance sheet credit exposures of $355,000 for the nine months ended of September 30, 2024 and a release of credit losses of $335,000 for the nine months ended September 30, 2023. The amount of the (release of) provision for credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the (release of) provision for credit losses will fluctuate as determined by these quarterly analyses. The provision for credit losses for the nine months ended September 30, 2024 was driven by an increase in total loans of $64.1 million, or 6.3%, as compared to December 31, 2023.
The Company experienced no loan charge-offs in the third quarters of 2024 and 2023. The ACL was $13.4 million at September 30, 2024 and $13.1 million at December 31, 2023. The ACL represented 1.25% of outstanding loans at September 30, 2024 and 1.29% of outstanding loans at December 31, 2023. The allowance for unfunded commitments was $129,000 at September 30, 2024 and $132,000 at December 31, 2023. There were no nonperforming loans outstanding at September 30, 2024 and December 31, 2023.
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
Summary of Credit Loss Experience
The following table presents information on the Company's provision for (release of) credit losses and analysis of the ACL:

	Third Quarter of		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Allowance for credit losses at beginning of period	$13,634	$13,194	$13,089	$13,539
(Release of) provision for credit losses	(187)	125	358	(220)
Allowance for credit losses at end of period	$13,447	$13,319	$13,447	$13,319

Allowance for unfunded commitments at beginning of period	$82	$177	$132	$232
Provision for (release of) credit losses	47	—	(3)	(115)
Allowance for unfunded commitments at end of period	$129	$177	$129	$117

Loans outstanding:
Average	$1,072,824	$1,045,967	$1,042,953	$1,065,915
September 30	$1,078,387	$1,039,619	$1,078,387	$1,039,619
Ratio of allowance for credit losses to loans outstanding at September 30	1.25%	1.28%	1.25%	1.28%
Operating Expenses
Total operating expenses for the third quarter of 2024 increased $6.8 million, or 17.1%, compared to the third quarter of 2023. Total operating expenses for the nine months ended September 30, 2024 increased $10.6 million, or 8.8%, compared to the nine months ended September 30, 2023. The following table details the components of operating expenses:

(In thousands)	Third Quarter of		Nine Months Ended September 30,
	2024	2023	2024	2023
Salaries and commissions	$23,850	$23,391	$72,085	$69,613
Share-based compensation	898	938	2,598	3,796
Net periodic pension cost	195	100	584	299
Other benefits	4,924	5,207	15,064	15,386
Personnel	$29,867	$29,636	$90,331	$89,094
Occupancy	890	908	2,577	2,670
Equipment	2,107	1,789	5,976	5,188
Amortization of intangible assets	183	195	556	585
Bad debt expense	6,559	—	7,847	—
Other operating	7,292	7,535	23,075	22,237
Total operating expense	$46,898	$40,063	$130,362	$119,774
Third quarter of 2024 compared to third quarter of 2023:
Personnel expense increased $231,000, or 0.8%. Salaries and commissions increased $459,000, or 2.0%, primarily as a result of merit increases and $280,000 severance recorded during the third quarter of 2024, partially offset by a decrease in employee profit sharing due to the decline in net income. Share-based compensation decreased $40,000, reflecting the Company's financial performance and the impact on performance-based restricted stock between the periods.
Equipment expense increased $318,000, or 17.8%, primarily due to an increase in depreciation expense related to technology initiatives throughout the Company's lines of business.
The Company recorded bad debt expense of $6.6 million on a funding receivable related to a facility client. While the Company is in the process of litigation to collect the receivable, a full write-off to bad debt expense was recorded as a result of a credit analysis.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023:
Personnel expense increased $1.2 million, or 1.4%. Salaries and commissions increased $2.5 million, or 3.6%, primarily as a result of merit increases. Share-based compensation decreased $1.2 million, reflecting the Company's financial performance and the impact on performance-based restricted stock between the periods.
Equipment expense increased $788,000, or 15.2%, primarily due to an increase in depreciation expense related to technology initiatives throughout the Company's lines of business.
The Company recorded bad debt expense of $7.8 million on a funding receivable related to a facility client. While the Company is in the process of litigation to collect the receivable, a full write-off to bad debt expense was recorded as a result of a credit analysis.
Financial Condition
Total assets at September 30, 2024 were $2.26 billion, a decrease of $217.9 million, or 8.8%, from December 31, 2023.
The Company experienced a decrease in cash and cash equivalents of $141.9 million, or 38.1%, during the nine months ended September 30, 2024. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily affected by changes in funding sources, mainly accounts and drafts payable and deposits, cash flows in and out of loans, investments securities and payments in advance of funding.
The investment securities portfolio decreased $76.4 million, or 12.2%, during the nine months ended September 30, 2024. The decrease is due to sales of $25.0 million and maturities of $130.5 million, partially offset by purchases of $71.1 million.
Loans increased $64.1 million, or 6.3%, from December 31, 2023. The Company experienced growth in its franchise restaurant, faith-based and commercial and industrial loan portfolios during the nine months ended September 30, 2024.

Payments in advance of funding increased $8.3 million, or 4.2%. from December 31, 2023 due to timing of funding.
Accounts and drafts receivable from customers decreased $79.8 million, or 72.1%, from December 31, 2023. The decrease is solely due to timing of customer funding.
Total deposits at September 30, 2024 were $1.05 billion, a decrease of $93.5 million, or 8.2%, from December 31, 2023. The decrease is primarily due to timing as well as a migration of non-interest bearing deposits into interest-bearing deposits within the Bank and other alternatives outside the banking system.
Accounts and drafts payable at September 30, 2024 were $936.5 million, a decrease of $134.9 million, or 12.6%, from December 31, 2023. The decrease in accounts and drafts payable was primarily reflective of a cyber event at a client during the first quarter of 2024 which decreased average balances approximately $100.0 million. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are generally a more meaningful measure of accounts and drafts payable.
Total liabilities at September 30, 2024 were $2.02 billion, a decrease of $225.7 million, or 10.0%, from December 31, 2023, reflective of the decrease in deposits and accounts and drafts payable.
Total shareholders’ equity at September 30, 2024 was $237.6 million, a $7.8 million increase from December 31, 2023. The increase in shareholders’ equity is a result of net income for the nine months ended September 30, 2024 of $14.6 million, and a decrease in accumulated other comprehensive loss of $8.4 million primarily related to the fair value of available-for-sale investment securities, partially offset by dividends paid of $12.3 million and the repurchase of Company stock of $3.7 million.
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
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $230.6 million at September 30, 2024, a decrease of $141.9 million, or 38.1%, from December 31, 2023. At September 30, 2024, these assets represented 10.2% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities were $550.8 million at September 30, 2024, a decrease of $76.4 million from December 31, 2023. These assets represented 24.4% of total assets at September 30, 2024. Of the total portfolio, 6.5% mature in one year, 22.5% mature in one to five years, and 71.0% mature in five or more years.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of September 30, 2024, the Bank also has secured lines of credit with the Federal Home Loan Bank of $191.0 million collateralized by mortgage loans. The Company also has secured lines of credit from three banks up to a maximum of $250.0 million in aggregate collateralized by investment securities. There were no amounts outstanding under any line of credit as of September 30, 2024 or December 31, 2023.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank, including CassPay and faith-based customers. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $52.8 million of CDARS deposits and interest-bearing demand deposits include $150.5 million of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $20.3 million for the nine months ended September 30, 2024, compared to $29.4 million for the nine months ended September 30, 2023, an decrease of $9.0 million. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2024, which are estimated to range from $10 million to $12 million.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $21.7 million and $28.7 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $7.0 million. The nine months ended September 30, 2024 reflected lower net income of $7.1 million and a decrease in net amortization of premium/discount on investment securities of $462,000, partially offset by higher depreciation of $585,000. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment. Depreciation expense has increased as a result of capital expenditures related to technology initiatives.
Other factors impacting the $9.0 million decrease in net cash provided by operating activities include:
•An increase in accounts receivable of $4.0 million; and
•A decrease in stock compensation expense of $1.2 million

These factors were partially offset by a decrease in income tax liability $1.6 million.
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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2024
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$269,984	15.31%	$141,096	8.00%	$ N/A	N/A %
Cass Commercial Bank	208,838	18.06	92,498	8.00	115,623	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	256,408	14.54	79,366	4.50	N/A	N/A
Cass Commercial Bank	195,915	16.94	52,030	4.50	75,155	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	256,408	14.54	105,822	6.00	N/A	N/A
Cass Commercial Bank	195,915	16.94	69,374	6.00	92,498	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	256,408	11.05	92,831	4.00	N/A	N/A
Cass Commercial Bank	195,915	13.61	57,571	4.00	71,964	5.00
At December 31, 2023
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$269,580	15.49%	$139,266	8.00%	$ N/A	N/A %
Cass Commercial Bank	204,584	19.04	85,964	8.00	107,455	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	256,359	14.73	78,337	4.50	N/A	N/A
Cass Commercial Bank	192,104	17.88	48,355	4.50	69,846	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	256,359	14.73	104,449	6.00	N/A	N/A
Cass Commercial Bank	192,104	17.88	64,473	6.00	85,964	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	256,359	10.71	95,760	4.00	N/A	N/A
Cass Commercial Bank	192,104	12.49	61,526	4.00	76,908	5.00

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
The following table summarizes simulated changes in net interest income versus unchanged rates over the next 12 months as of September 30, 2024 and December 31, 2023.

	% change in projected net interest income
	September 30, 2024	December 31, 2023
+200 basis points	8.8%	14.7%
+100 basis points	4.1%	6.5%
Flat rates	—%	—%
-100 basis points	0.4%	(3.2)%
-200 basis points	(0.2)%	(6.0)%
The Company is generally asset sensitive as average interest-earning assets of $2.00 billion for the third quarter of 2024 greatly exceeded average interest-bearing liabilities of $630.2 million. The table above on the projected impact of interest rate shocks results from a static balance sheet at September 30, 2024.
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

There were no changes in the third quarter of 2024 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three month period ended September 30, 2024, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024–July 31, 2024	6,557	$40.09	6,557	456,208
August 1, 2024–August 31, 2024	32,600	40.71	32,600	423,608
September 1, 2024–September 30, 2024	25,314	41.89	25,314	398,294
Total	64,471	$41.11	64,471	398,294
(1)During the quarter ended September 30, 2024, there were 64,471 shares repurchased pursuant to the Company's publicly announced treasury stock buyback program and no shares transferred from employees in satisfaction of tax withholding obligations upon the vesting of restricted stock.
(2)The Board of Directors authorized the treasury stock buyback program on October 17, 2023, announced by the Company on October 19, 2023. The program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the third quarter of 2024.
(c)During the three month period ended September 30, 2024, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

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

CASS INFORMATION SYSTEMS, INC.

DATE: November 7, 2024	By	/s/ Martin H. Resch
Martin H. Resch
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 7, 2024	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)