Form 10-K
period 2024-12-31
CASS INFORMATION SYSTEMS INC
filed 2025-03-05
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
Commission file number 000-20827

CASS INFORMATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-1265338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12444 Powerscourt Drive, Suite 550, St. Louis, Missouri 63131	(314) 506-5500
(Address of principal executive offices) (Zip Code)	(Telephone Number, incl. area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.50 per share	CASS	The Nasdaq Global Select Market

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
Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $529.5 million based on the closing price of the common stock of $40.07 on June 30, 2024, as reported by The Nasdaq Global Select Market. As of February 21, 2025, the Registrant had 13,503,248 shares outstanding of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders.
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
The Company holds several trademarks for the payment and rating services it provides. These include: FreightPay®, Transdata®, Ratemaker®, Best Rate®, Rate Exchange®, CassPort®, Cass Freight Index®, Cass Truckload Linehaul Index®, Cass Intermodal Price Index® Expense$mart®, ExpenseSmart®, TouchPoint®, Gyve®, Generosity Made Simple®, WasteVision™, AcuAudit™ and Direct2Carrier Payments™. The Company holds patents for methods and systems of the following: managing employee-liable expenses, communicating expense management information, electronic auditing, and electronically generating and analyzing shipping parameters. The Company also holds patents for computer readable media for electronic auditing.
The Company and its subsidiaries have a varied client base and are not dependent on any one customer or group of customers for a significant portion of its business.
Employees and Human Capital Resources
The Company and its subsidiaries had 1,027 full-time and 221 part-time employees as of February 21, 2025. Of these employees, the Bank had 64 full-time and no part-time employees.
Cass has long been committed to comprehensive and competitive compensation and benefits programs to attract and retain talent in a competitive environment. Retention of skilled and highly trained employees is critical as the Company’s future operating results depend substantially upon the continued service of executive officers and key personnel. Furthering the philosophy to attract and retain a pool of talented and motivated employees who will continue to advance the Company’s purpose and contribute to overall success, compensation and benefits programs include: a noncontributory profit sharing program for exempt employees; a defined contribution 401(k) plan to provide retirement benefits to eligible employees; a performance-based equity compensation program for executive officers and key personnel; and incentive programs for loan and sales personnel. Cass also provides comprehensive health, dental, and vision plans to most employees, as well as free employee assistance programs to all employees and members of their families.
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
The Company recognizes the benefits of building a corporate culture that promotes diversity and fosters unique ideas and ways of thinking. Among other things, Cass focuses on cultivating an environment that encourages collaboration, flexibility and fairness to enable all employees to contribute to their full potential.
As of December 31, 2024, 70% of the Company's U.S. employees were female, and 22% were ethnically diverse. Within the management group, 53% were female, and 15% were ethnically diverse. The Company continues to support and provide diversity training to all employees. The Company also continues its commitment to providing a workplace that is free of harassment and discrimination by taking proactive measures and providing all employees with non-discrimination and sexual harassment prevention training on an annual basis. Initiatives are supported and promoted to provide all employees a place where they feel welcomed, appreciated and valued.
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
The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2024, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.
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
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of bank failures in early 2023 and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and is being assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of this final rule, the Company is not accruing expense related to this assessment based on the amount of uninsured deposits at December 31, 2022 of less than $5.0 billion. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact the Company's future deposit insurance expense is currently uncertain.
FDIC insurance expense totaled $638,000, $603,000 and $415,700 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
As of December 31, 2024, the most recent notification from the regulatory agencies categorized the Company and the Bank as well-capitalized. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see Item 8, Note 2 of this report.
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
Loans-to-One-Borrower – The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2024, the Bank was in compliance with the loans-to-one-borrower limitations.
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

Anti-Money Laundering Regulation and the USA PATRIOT Act - A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act (“BSA”), the USA PATRIOT Act of 2021 (the “USA PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective Anti-Money Laundering (“AML”) program and to file timely reports such as suspicious activity reports and currency transaction reports that assist government agencies in detecting and preventing money laundering. The USA PATRIOT Act prohibits financial institutions from entering into specified financial transactions and account relationships and requires that the institutions implement customer identification programs and enhance due diligence procedures for certain high-risk customers. Regulatory authorities routinely examine financial institutions for compliance with these obligations. The federal banking agencies and the Financial Crimes Enforcement Network (“FinCEN”) are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the Department of Justice, Drug Enforcement Administration and Internal Revenue Service. The Company is also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control.
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
In 2021, Congress passed the Corporate Transparency Act as part of the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the USA PATRIOT Act. Notable amendments include (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company or other similar entity with 20 or fewer employees and/or annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which information will be maintained by FinCEN and made available upon request to certain government agencies and financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of the BSA; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and powers of FinCEN. Many of the requirements included in the AML amendments will require additional rulemakings, reports and other measures, and the impact of these rules will depend on, among other things, rulemaking and implementation guidance. FinCEN proposed three rules to implement changes to the beneficial ownership requirements and related amendments set forth in the Corporate Transparency Act. As of the date of this Form 10-K, two of the three have been finalized. The Beneficial Ownership Reporting Rule took effect on January 1, 2024 and requires certain domestic and foreign companies created, or registered to conduct business, in the United States to report beneficial ownership information to FinCEN. The Access Rule, effective as of February 20, 2024, sets forth the circumstances under which FinCEN can disclose beneficial ownership information to authorized recipients and how FinCEN and recipients of the data will protect that information. It is expected that FinCEN will issue a third rule to revise existing customer due diligence requirements and bring them into conformance with the Corporate Transparency Act and the Access Rule.
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
Economic and Market Conditions Risk
Negative developments affecting the banking industry, and resulting media coverage, can erode customer confidence in the banking system.
The high-profile bank failures during 2023 generated significant market volatility among publicly traded bank holding companies. These market developments negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations.
Increased regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.

Increased regulatory scrutiny and new regulations designed to address the high profile bank failures in 2023 may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by regulators on deposit composition and the level of uninsured deposits. As primarily a commercial bank, the Bank has a higher degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk.
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
The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest, which in turn significantly affect financial institutions’ net interest income. Fluctuations in interest rates affect Cass’ financial statements, as they do for all financial institutions. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. Due in part to a higher market interest rate environment in recent periods, the Company's net interest margin has increased to 3.42% in 2024 from 3.25% in 2023, 2.74% in 2022 and 2.31% in 2021, therefore increasing net interest income. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” a decline in market interest rates would be expected to have a negative impact on the Company’s net interest income.
The value of our goodwill and other intangible assets may decline in the future
As of December 31, 2024, the Company had $26.4 million of goodwill and other intangible assets. A significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company's common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets which could have a material adverse effect on the Company's business, financial condition and results of operations.
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
In the ordinary course of business, the Company depends on the reliable operation of its computer operations and network connections from its clients to its systems. Any failure, interruption, or breach in security of these systems would cause Cass to be unable to process transactions for its clients, resulting in decreased revenues. The Company also relies on electronic communications and information systems to store sensitive customer data. Any failure, interruption, breach in security or loss of data, whatever the cause, could reduce client satisfaction with the Company’s products and services and harm Cass’ financial results. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access the Company’s products and services, Cass’ customers may use computers and mobile devices that are beyond the Company’s security control systems. The Company’s technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at Cass. In addition, the rapid evolution of artificial intelligence technologies may intensify our cybersecurity risks. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. A material security problem affecting Cass could damage its reputation, deter prospects from purchasing its products and services, deter customers from using its products and services or result in liability to Cass.
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
If competitors introduce new products and services embodying new technologies, including those supported by artificial intelligence, or if new industry standards and practices emerge, the Company’s existing product and service offerings, technology and systems may become obsolete. Further, if Cass fails to adopt or develop new technologies, including those supported by artificial intelligence, or to adapt its products and services to emerging industry standards, Cass may lose current and future customers. Finally, Cass’ ability to adopt these technologies can also be inhibited by intellectual property rights of third parties. Any of these could have a material adverse effect on its business, financial condition and results of operations. The payment processing and financial services industries are changing rapidly and in order to remain competitive, Cass must continue to enhance and improve the functionality and features of its products, services and technologies. These changes may be more difficult or expensive than the Company anticipates.
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
The Company maintains an ACL, which is a reserve established through a provision for credit losses charged to expense. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. Management uses a systematic, documented approach in determining the appropriate level of ACL, which represents management’s estimate of losses in loans and off-balance sheet exposures as of the balance sheet date. Management estimated the allowance balance using relevant available information from internal and external factors, relating to past events, current conditions and reasonable and supportable forecasts based on economic sources, such as Gross Domestic Product (“GDP”). Historical credit loss experience, of both the Company and similar peer banks, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for asset quality trends, borrower’s ability to pay, collateral, and other environmental factors. The ACL is measured on a collective pool basis when similar risk characteristics exist. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires management to make estimates based on risks and trends that are subject to material change. Continuing deterioration in economic conditions, including the possibility of a recession, affecting borrowers and securities issuers; inflation; rising interest rates; new information regarding existing loans, credit commitments and securities holdings; global pandemics; natural disasters and risks related to climate change; and identification of problem loans, ratings down-grades and other factors, both within and outside of the Company’s control, may require an increase in the allowances for credit losses on loans, securities and off-balance sheet credit exposures.
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
Using the policies and programs described above, Cass has implemented a multi-layered cybersecurity approach, including deployment of advanced endpoint protection, threat intelligence, and anomaly detection tools, continuous monitoring of network traffic through intrusion detection and prevention systems, regular penetration testing and vulnerability assessments, and encryption of sensitive data at rest and in transit.
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
The CISO and CIO provide monthly updates to the Executive IT Council on security incidents, compliance and patching metrics, as well as security related industry updates that might affect the Company’s business. Real time updates are also provided to the Executive IT Council as needed. The Executive IT Council approves all security related project expenditures and all members are a part of the Company’s incident response team.
The Audit and Risk Committee, together with the full Board of Directors, actively oversees the Company’s cybersecurity program. The Audit and Risk Committee receives reports on evolving cybersecurity standards and key metrics, including the number of incidents, response times, and effectiveness of safety controls from the CIO on a quarterly basis, and more frequently when necessary. These reports include updates on the activities of the Executive IT Council. Changes to the Company’s information security policies and programs are approved by the Audit and Risk Committee. This information is reported to the full Board of Directors which, together with the Audit and Risk Committee, evaluates and considers the effectiveness of the Company’s risk management policies and controls relating to cybersecurity that are described in the section above.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of February 21, 2025, there were approximately 6,000 holders of record of the Company’s common stock.
The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. However, future dividend payments will depend on the Company’s earnings, capital requirements, financial condition, applicable banking regulatory requirements and other factors considered relevant by the Company’s Board of Directors.
The Company maintains a treasury stock buyback program approved by the Board of Directors in October 2023 pursuant to which, the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock and has no expiration date. The Company has repurchased 181,419 shares under this treasury stock buyback program and therefore has 318,581 shares remaining for repurchase.
The Company repurchased a total of 167,455 shares at an aggregate cost of $7.2 million during the year ended December 31, 2024 and 150,541 shares at an aggregate cost of $5.8 million during the year ended December 31, 2023. A portion of the repurchased shares may be used for the Company’s employee benefit plans and the balance will be available for other general corporate purposes. The pace of repurchase activity will depend on factors such as levels of regulatory capital, net income, dividends, acquisition and divestiture activity, cash generation from operations, cash requirements for investments, repayment of debt, current stock price, business and market conditions, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.
During the three months ended December 31, 2024, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 – October 31, 2024	8,787	$41.40	8,787	389,507
November 1, 2024 – November 30, 2024	28,514	44.56	28,514	360,993
December 1, 2024 – December 31, 2024	42,412	45.02	42,412	318,581
Total	79,713	$44.46	79,713	318,581
(1)During the quarter ended December 31, 2024, there were 79,713 shares repurchased pursuant to the Company's publicly announced treasury stock buyback program and no shares transferred from employees in satisfaction of tax withholding obligations upon the vesting of restricted stock.
(2)The Board of Directors authorized the treasury stock buyback program on October 17, 2023, announced by the Company on October 19, 2023. The program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date.

Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years
The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (“Nasdaq”), the index of Nasdaq computer and data processing stocks, and the index of Nasdaq bank stocks. The graph assumes $100 was invested on December 31, 2019, with dividends reinvested. Returns are based on period end prices.

ITEM 6. RESERVED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2024 compared to 2023. For discussion related to the results of operations and changes in financial condition for 2023 compared to 2022 refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2023 Annual Report on Form 10-K filed with the SEC on February 28, 2024.
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
The Company continues to operate profitably, posting a 0.82% return on average assets and 8.37% return on average equity. The Company’s common equity Tier 1 capital ratio was 13.84% at December 31, 2024, significantly exceeding regulatory requirements. In addition, the Company has maintained exceptional credit quality with no non-performing loans at December 31, 2024, and no loan charge-offs during the year ended December 31, 2024.

The Company’s solid capital and liquidity positions, combined with ongoing earnings, are expected to continue to allow for investment in strategic opportunities when they become available, in addition to return of capital to shareholders. The Company delivered $16.5 million in dividend payments and $7.2 million in share repurchases during 2024. The Company continues to invest in the technology, processes, and people required to support its multi-national customer base.
Currently, management views Cass’ major opportunity as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company’s leadership position in applied technology, which when combined with the security and processing controls of the Bank, makes Cass unique in the industry.
Recent Industry Developments
The transportation industry continues to experience a decline in overall freight rates caused by an ongoing freight recession. The freight recession adversely affects the number of freight transactions and dollar amount of invoices processed. Partially as a result, the Company's transportation invoice and dollar volumes declined 0.6% and 5.7%, respectively during the year ended December 31, 2024 as compared to the same period in 2023. Transportation dollar volumes are key to the Company’s revenue as higher volumes generally lead to an increase in payment float, which generates interest income, as well as an increase in payments in advance of funding, which generates financial fees.
Recent Items of Note
Average interest-earning assets for December 31, 2024 declined $65.4 million, or 3.1%, as compared to 2023. The Company had fewer funds to invest due to the loss of approximately $100.0 million of balances in February 2024 as a result of a cyber attack experienced by a CassPay client. CassPay offers solutions such as integrated payments, a B2B payment platform for clients. The loss of CassPay balances was partially offset by an increase in facility dollar volumes of 8.1%, leading to higher average accounts and drafts payable.

Despite the decline in average interest-earning assets during the year, the Company’s liquidity position and balance sheet remains strong. The Company maintained average short-term investments of $326.2 million during 2024. In addition, all of the Company's investment securities are classified as available-for-sale and there were no outstanding borrowings at December 31, 2024.
The Company recorded bad debt expense of $7.8 million for the year ended December 31, 2024 on a funding receivable related to a facility client. See Note 15, "Commitments and Contingencies" for further information.

During July 2024, the Company approved an Amendment providing for the termination of its noncontributory defined-benefit pension plan. The Company recorded a one-time termination expense of approximately $3.5 million through operating expense related to the plan termination during the fourth quarter of 2024 as the plan liabilities were settled. The successful termination of the plan is expected to reduce run rate operating expense by approximately $1.0 million on an annual basis.

In December 2024, the Company acquired AcuAudit, a freight audit platform for ocean and international air freight, from Acuitive Solutions LLC. The Asset Purchase Agreement reflects a base purchase price of $3.0 million and an earnout based on annualized recurring revenue at the end of 24 months. Current annualized recurring revenue is approximately $2.5 million. The Company expects the impact of the acquisition to be EBITDA neutral in 2025 and a minimal negative impact to diluted earnings per share driven by intangible amortization.

Summary of Results
Various indicators are used by management in evaluating the Company's financial condition and operating performance. Among these indicators are net income and earnings per share, total revenue, operating expense, asset quality indicators such as nonperforming assets to assets and net charge-offs to average loans, and return on average assets and equity.

(In thousands except per share data)	For the Years Ended December 31,			% Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022
Processing fees	$82,671	$79,566	$76,470	3.9%	4.0%
Financial fees	43,297	45,985	43,757	(5.8)%	5.1%
Net interest income	67,787	66,494	58,844	1.9%	13.0%
Provision for (release of) credit losses	447	(550)	1,350	(181.3)%	(140.7)%
Other	5,881	4,916	4,755	19.6%	3.4%
Total revenues	199,189	197,511	182,476	0.8%	8.2%
Operating expense	174,970	160,155	139,576	9.3%	14.7%
Income before income tax expense	24,219	37,356	42,900	(35.2)%	(12.9)%
Income tax expense	5,051	7,297	7,996	(30.8)%	(8.7)%
Net income	$19,168	$30,059	$34,904	(36.2)%	(13.9)%
Diluted earnings per share	$1.39	$2.18	$2.53	(36.2)%	(13.8)%
Return on average assets	0.82%	1.24%	1.35%	—	—
Return on average equity	8.37%	14.24%	16.53%	—	—
The Company recorded revenue of $199.2 million in December 31, 2024, up 0.8% from the prior year, due to increases in processing fees and net interest income, partially offset by a decrease in financial fees and the negative variance in the provision for (release of) credit losses. Operating expenses increased 9.3% largely driven by $7.8 million of bad debt expense experienced on a funding receivable related to a facility client as well as a one-time non-cash expense of $3.5 million in the fourth quarter of 2024 related to the termination of its noncontributory defined-benefit pension plan. Net income was $19.2 million and diluted EPS was $1.39 per share, decreases of 36.2% for both from the prior year.

The Company posted a 0.82% return on average assets and 8.37% return on average equity. The Company did not have any nonperforming assets at December 31, 2024 and did not have any loan charge-offs during 2024.

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

(In thousands)	December 31,			% Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022
Transportation invoice transaction volume	35,729	35,949	36,807	(0.6)%	(2.3)%
Transportation invoice dollar volume	$36,113,169	$38,288,478	$44,749,359	(5.7)%	(14.4)%
Facility transaction volume(1)	17,135	13,857	12,990	23.7%	6.7%
Facility dollar volume(1)	$21,438,282	$19,836,821	$19,514,049	8.1%	1.7%
Average payments in advance of funding	$202,860	$234,865	$278,185	(13.6)%	(15.6)%
Processing fees	$82,671	$79,566	$76,470	3.9%	4.0%
Financial fees	$43,297	$45,985	$43,757	(5.8)%	5.1%
Other income	$5,881	$4,916	$4,755	19.6%	3.4%
(1)Includes utility, telecom and waste
Processing fees increased $3.1 million, or 3.9%, during 2024 largely driven by a 23.7% increase in facility transaction volumes. Transportation invoice volumes decreased 0.6% over the same period. The decline in transportation volumes is primarily due to the on-going freight recession.
Financial fees decreased $2.7 million, or 5.8%, in 2024 primarily attributable to the decline in transportation invoice dollar volumes of 5.7%. The decline in transportation invoice dollar volumes had a direct effect on the 13.6% decrease in average payments in advance of funding, which is the primary generator of financial fees.
Other income increased $965,000, or 19.6%, in 2024 largely due to higher bank-owned life insurance revenue and TouchPoint fees.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	December 31,			% Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022
Average earning assets	$2,011,554	$2,076,951	$2,205,792	(3.1)%	(5.8)%
Average interest-bearing liabilities	$634,592	$573,308	$603,262	10.7%	(5.0)%
Net interest income (1)	$68,798	$67,583	$60,533	1.8%	11.6%
Net interest margin (1)	3.42%	3.25%	2.74%	—	—
Yield on earning assets (1)	4.43%	4.04%	2.90%	—	—
Rate on interest bearing liabilities	3.19%	2.84%	0.58%	—	—
(1)Presented on a tax-equivalent basis using a tax rate of 21%.
The increase in net interest income in 2024 as compared to 2023 is primarily due to an increase in the net interest margin to 3.42% as compared to 3.25% in the prior year. The increase in the net interest margin was partially offset by a decrease in average earning assets of $65.4 million, or 3.1%. The yield on interest-earning assets increased 39 basis points from 4.04%

in 2023 to 4.43% in 2024 while the cost of interest-bearing liabilities increased 35 basis points from 2.84% in 2023 to 3.19% in 2024.
Average loans decreased $6.9 million, or 0.7%, to $1.05 billion. This decrease was due to the Company opting to be more selective in booking new loans as a result of a decline in average deposits. The average yield on loans increased 47 basis points to 5.28% in 2024.
Average investment securities decreased $97.5 million, or 13.3%, due to the sale and maturity of investment securities throughout 2024. The investment portfolio will expand and contract over time as the Company manages its liquidity and interest rate position. The average tax-equivalent yield on investment securities increased 19 basis points to 2.82% in 2024 as a result of purchases of new investment securities at current market interest rates, which are higher than the average interest rate in the current investment portfolio.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, increased $39.0 million, or 13.6%. The increase is primarily a result of the decline in average investment securities and loans, partially offset by a decrease in average funding sources. The average yield on short-term investments increased 5 basis points to 4.83% in 2024 primarily due to the higher short-term market interest rates when comparing the periods. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits increased $63.5 million, or 11.1%. Average non-interest-bearing demand deposits decreased $97.9 million, or 19.1%. The Company has experienced a migration of client funds from non-interest bearing to interest-bearing driven by the higher interest rate environment prior to the recent 100 basis point decline in the Federal Funds rate. The average rate paid on interest-bearing deposits increased 36 basis points to 3.19% in 2024 due to higher average short-term interest rates.
Average accounts and drafts payable decreased $50.7 million, or 4.7%. The decrease in these balances, which are non-interest bearing, are primarily reflective of a cyber event at a CassPay client during the first quarter of 2024, which decreased average balances by approximately $100.0 million, and a decrease in transportation dollar volumes of 0.6%, partially offset by an increase in facility dollar volumes of 8.1%. Accounts and drafts payable are a significant source of funding generated by payment float from transportation and facility clients.
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

(In thousands)	2024			2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets (1)
Interest-earning assets
Loans (2):	$1,048,732	$55,362	5.28%	$1,055,668	$50,825	4.81%	$992,004	$39,460	3.98%
Securities (4):
Taxable	474,753	13,423	2.83	541,159	14,118	2.61	509,537	10,083	1.98
Tax-exempt (3)	161,836	4,519	2.79	192,881	5,186	2.69	279,247	8,043	2.88
Short-term investments	326,233	15,752	4.83	287,243	13,720	4.78	425,004	6,429	1.51
Total interest-earning assets	2,011,554	89,056	4.43%	2,076,951	83,849	4.04%	2,205,792	64,015	2.90%
Non-interest-earning assets
Cash and due from banks	23,695			24,914			20,772
Premises and equipment, net	33,309			24,445			19,291
Payments in advance of funding	202,860			234,865			278,185
Bank-owned life insurance	49,715			48,540			46,468
Goodwill and other intangibles	20,314			21,060			19,558
Unrealized (loss) gain on investment securities	(57,772)			(68,893)			(43,147)
Other assets	79,091			71,050			51,686
Allowance for credit losses	(13,369)			(13,324)			(12,527)
Total assets	$2,349,397			$2,419,608			$2,586,078
Liabilities and Shareholders’ Equity (1)
Interest-bearing liabilities
Interest-bearing demand deposits	$549,164	$17,028	3.10%	$496,154	$14,056	2.83%	$549,054	$3,118	0.57%
Savings deposits	7,148	116	1.62	7,162	113	1.58	13,288	38	0.29
Time deposits >=$250	27,211	597	2.19	23,912	417	1.74	18,272	102	0.56
Other time deposits	51,058	2,516	4.93	43,839	1,564	3.57	22,637	224	0.99
Total interest-bearing deposits	634,581	20,257	3.19	571,067	16,150	2.83	603,251	3,482	0.58
Short-term borrowings	11	1	9.09	2,241	116	5.18	11	—	—
Total interest-bearing liabilities	634,592	20,258	3.19%	573,308	16,266	2.84%	603,262	3,482	0.58%
Noninterest-bearing liabilities
Demand deposits	414,711			512,608			588,121
Accounts and drafts payable	1,030,520			1,081,245			1,141,329
Other liabilities	40,630			41,378			42,224
Total liabilities	2,120,453			2,208,539			2,374,936
Shareholders’ equity	228,944			211,069			211,142
Total liabilities and shareholders’ equity	$2,349,397			$2,419,608			$2,586,078
Net interest income (3)		$68,798			$67,583			$60,533
Net interest margin (3)			3.42%			3.25%			2.74%
Interest spread			1.23%			1.20%			2.32%
(1)Balances shown are daily averages.
(2)Interest income on loans includes net loan fees of $477,000, $686,000, and $684,000 for 2024, 2023 and 2022, respectively. Loan fees include $0, $0, and $167,000 of Paycheck Protection Program ("PPP") loan fees for 2024, 2023 and 2022, respectively.
(3)Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%. The tax-equivalent adjustment was approximately $1.0 million, $1.1 million, and $1.7 million for 2024, 2023, and 2022, respectively.
(4)For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes
The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

(In thousands)	2024 Over 2023			2023 Over 2022
	Volume (1)	Rate (1)	Total	Volume(1)	Rate (1)	Total
Increase (decrease) in interest income:
Loans (2):	$(338)	$4,875	$4,537	$2,657	$8,708	$11,365
Securities:
Taxable	(1,823)	1,128	(695)	658	3,377	4,035
Tax-exempt (3)	(862)	195	(667)	(2,351)	(506)	(2,857)
Short-term investments	1,881	151	2,032	(2,671)	9,962	7,291
Total interest income	$(1,142)	$6,349	$5,207	$(1,707)	$21,541	$19,834
Interest expense on:
Interest-bearing demand deposits	$1,577	$1,395	$2,972	$(329)	$11,267	$10,938
Savings deposits	—	3	3	(25)	100	75
Time deposits >=$250	63	117	180	40	275	315
Other time deposits	287	665	952	354	986	1,340
Short-term borrowings	(165)	50	(115)	—	116	116
Total interest expense	1,762	2,230	3,992	40	12,744	12,784
Net interest income	$(2,904)	$4,119	$1,215	$(1,747)	$8,797	$7,050
(1)The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
(2)Interest income includes net loan fees.
(3)Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%.
Loan Portfolio
Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $1.08 billion, representing 45.2% of the Company's total assets as of December 31, 2024 and generated $55.4 million in interest income during the year ended December 31, 2024. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2024.

Loans by Type	December 31,
(In thousands)	2024	2023	2022
Commercial and industrial	$559,262	$498,502	$561,616
Real estate (commercial and faith-based):
Mortgage	488,075	499,739	495,280
Construction	34,652	16,023	25,968
Other	—	54	42
Total loans	$1,081,989	$1,014,318	$1,082,906
The Company does not have any foreign loans. The Company's loan portfolio includes $110,000 of single family real estate mortgages, as the Company does not market its services to retail customers. Also, the Company had no sub-prime mortgage loans or residential development loans in its portfolio in any of the years presented.

Loans by Maturity as of December 31, 2024

(In thousands)	One Year Or Less		Over 1 Year Through 5 Years		Over 5 Years Through 15 Years (1)		Total
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
Commercial and industrial	$41,723	$58,439	$204,118	$26,622	$211,391	$16,969	$559,262
Real Estate:
Mortgage	78,873	25,777	304,990	12,115	66,320	—	488,075
Construction	12,638	27	13,654	8,333	—	—	34,652
Total loans	$133,234	$84,243	$522,762	$47,070	$277,711	$16,969	$1,081,989
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
Loans increased $67.7 million, or 6.7%, to $1.08 billion at December 31, 2024. Franchise restaurant loans, which are included in commercial and industrial loans, increased $43.1 million during 2024. Faith-based loans increased $5.2 million, during 2024. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.
Performing loans subject to special monitoring increased from $5.5 million at December 31, 2023 to $51.2 million at December 31, 2024. These loans possess some credit deficiency or potential weakness which requires a higher level of management attention. The increase during 2024 is primarily due to a large franchise restaurant relationship that has experienced some level of financial weakness. However, the Company does not believe there is any concern of credit loss at December 31, 2024.
Provision and Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments
The Company recorded a provision for credit losses and off-balance sheet credit exposures of $447,000 in 2024 and a release of credit losses of $550,000 in 2023. The amount of the provision for (release of) credit losses was derived from the Company’s CECL model. The amount of the provision will fluctuate as determined by these analyses. The Company had no loan charge-offs or recoveries in 2024 and 2023. The ACL was $13.4 million at December 31, 2024 compared to $13.1 million at December 31, 2023. The ACL represented 1.24% and 1.29% of outstanding loans at December 31, 2024 and December 31, 2023, respectively. The allowance for unfunded commitments was $273,000 at December 31, 2024 and $132,000 at December 31, 2023. There were no nonperforming loans outstanding at December 31, 2024 or December 31, 2023.
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
The following schedule summarizes activity in the ACL and the allocation of the allowance to the Company’s loan categories.
Summary of Credit Loss Experience

(In thousands)	December 31,
	2024	2023	2022	2021	2020
Allowance at beginning of year	$13,089	$13,539	$12,041	$11,944	$11,279
Loans charged-off:
Commercial and industrial	—	—	—	—	—
Real estate (commercial and faith-based):
Mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Other	—	—	—	—	—
Total loans charged-off	—	—	—	—	—
Recoveries of loans previously charged-off:
Commercial and industrial	—	—	13	12	19
Real estate (commercial and faith-based):
Mortgage	—	—	—	15	1
Construction	—	—	—	—	—
Other	—	—	—	—	—
Total recoveries of loans previously charged-off	—	—	13	27	20
Net loans recovered	—	—	(13)	(27)	(20)
Provision for (release of) credit losses	306	(450)	1,485	70	645
Allowance at end of year	$13,395	$13,089	$13,539	$12,041	$11,944
Allowance for unfunded commitments at beginning of year	$132	$232	$367	$567	$402
Provision for (release of) credit losses	141	(100)	(135)	(200)	165
Allowance for unfunded commitments at end of year	273	132	232	367	567
Loans outstanding:
Average	$1,048,732	$1,055,668	$992,004	$887,662	$906,631
December 31	1,081,989	1,014,318	1,082,906	960,567	891,676
Ratio of allowance for credit losses to loans outstanding at December 31	1.24%	1.29%	1.25%	1.25%	1.34%
Ratio of net recoveries to average loans outstanding	—%	—%	—%	—%	—%
Allocation of allowance for credit losses (1):
Commercial and industrial	$5,897	$5,412	$5,977	$5,035	$4,635
Real estate (commercial and faith-based):
Mortgage	7,281	7,569	7,378	6,714	6,892
Construction	217	108	184	292	417
Total	$13,395	$13,089	$13,539	$12,041	$11,944

Percentage of categories to total loans:
Commercial and industrial	51.7%	49.1%	51.9%	46.9%	33.5%
Real estate (commercial and faith-based):
Mortgage	45.1	49.3	45.7	48.3	48.7
Construction	3.2	1.6	2.4	4.1	5.5
PPP	—	—	—	0.7	12.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%
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
It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan for which collection is not probable. Subsequent payments received on such loans are applied to principal if collection of principal is not probable; otherwise, these receipts are recorded as interest income. There was no interest income recognized on nonaccrual loans for the years ended 2024 and 2023.
There were no nonaccrual loans at December 31, 2024 and December 31, 2023. There were no foreclosed assets at December 31, 2024 or December 31, 2023.
The Company does not have any other interest-earning assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.
Summary of Nonperforming Assets

(In thousands)	December 31,
	2024	2023	2022	2021	2020
Commercial and industrial:
Nonaccrual	$—	$—	$1,150	$—	$—
Total nonperforming loans	$—	$—	$1,150	$—	$—
Total foreclosed assets	—	—	—	—	—
Total nonperforming assets	$—	$—	$1,150	$—	$—

Operating Expenses
Operating expenses in 2024 compared to 2023 and 2022 include the following significant pre-tax components:

(In thousands)	December 31,
	2024	2023	2022
Salaries and commissions	$96,356	$93,474	$85,489
Share-based compensation	3,167	4,139	6,732
Net periodic pension cost (benefit)	4,172	878	(2,453)
Other benefits	19,696	20,203	16,706
Total personnel expense	$123,391	$118,694	$106,474
Occupancy	3,446	3,560	3,676
Equipment	8,305	7,138	6,668
Bad debt expense	7,847	—	—
Amortization of intangible assets	739	780	680
Other operating	31,242	29,983	22,078
Total operating expense	$174,970	$160,155	$139,576
Total operating expenses increased 9.3% in 2024 compared to 2023.
Salaries and commissions increased $2.9 million, or 3.1%, as a result of merit increases and an increase in average full-time equivalent employees ("FTEs") of 1.6%.
Share-based compensation decreased $1.0 million, reflecting the Company's financial performance and the impact on performance-based restricted stock between the periods.
Net periodic pension cost increased $3.3 million. The Company recorded a one-time non-cash expense of $3.5 million in the fourth quarter of 2024 related to the termination of its noncontributory defined-benefit pension plan. The termination of the plan is expected to reduce run rate operating expense by approximately $1.0 million on an annual basis.
Other benefits, such as 401(k) match, health insurance and payroll taxes decreased $507,000, or 2.5%.
Equipment expense increased $1.2 million, or 16.3%, primarily due to an increase in depreciation expense on software related to recently completed technology initiatives.
The Company recorded bad debt expense during 2024 of $7.8 million on a funding receivable related to a facility client. While the Company is in the process of litigation to collect the receivable, a full write-off to bad debt expense was recorded as a result of a credit analysis.
Other operating expense increased $1.3 million, or 4.2%, to $31.2 million. The Company incurred $1.3 million of late fees on facility transactions during 2024 driven by a check processing delay with a third-party vendor, the same CassPay client which incurred the cyber attack.
Income Tax Expense
Income tax expense in 2024 totaled $5.1 million, compared to $7.3 million in 2023. When measured as a percent of pre-tax income, the Company’s effective tax rate was 20.9% and 19.5% in 2024 and 2023, respectively. The increase in the effective tax rate in 2024 compared to 2023 was primarily due to a lower level of tax-free interest income on municipal securities in the current year, in addition to $304,000 of tax penalties incurred in 2024 on the surrender and redeployment of bank-owned life insurance policies to increase future noninterest income.
Investment Portfolio
Investment securities decreased $99.1 million, or 15.8%, during 2024 to $528.0 million at December 31, 2024. U.S. Treasury securities decreased $108.7 million to $0 at December 31, 2024 compared to $108.7 million at December 31,

2023. State and political securities decreased $47.1 million, or 21.5%, to $172.0 million at December 31, 2024. Mortgage-backed securities increased $75.5 million, or 47.8%, to $233.3 million at December 31, 2024. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During 2024, the Company purchased investment securities totaling $119.7 million and sold investment securities totaling $60.1 million. The Company generally utilized funds from maturities and sales of U.S. Treasury securities and state and political securities to increase short-term investments and fund purchases of mortgage-backed securities.
There was no single issuer of securities in the investment portfolio at December 31, 2024 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type
(In thousands)	December 31,
	2024	2023	2022
State and political subdivisions	$171,964	$219,035	$295,126
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	233,275	157,799	173,939
Corporate bonds	87,786	102,340	85,097
Asset-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	34,996	39,222	45,023
Treasury securities	—	108,721	155,283
Total investments	$528,021	$627,117	$754,468

Investment Securities by Maturity
(At December 31, 2024)

(In thousands)	Within 1 Year	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Yield (1)
State and political subdivisions	$8,820	$57,494	$92,565	$13,085	2.34%
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	466	45,641	187,169	2.62%
Corporate bonds	—	44,267	43,519	—	3.12%
Asset-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	1,727	33,268	5.58%
Total investments	$8,820	$102,227	$183,452	$233,522	2.78%
Weighted average yield (1)	3.38%	3.60%	2.13%	3.01%	2.78%
(1)Yields are presented on a tax-equivalent basis assuming a tax rate of 21%.

Deposits and Accounts and Drafts Payable

(In thousands)	December 31,
	2024	2023	2022
Noninterest-bearing demand deposits	$251,230	$524,359	$642,757
Interest-bearing deposits	716,686	616,455	614,460
Total deposits	$967,916	$1,140,814	$1,257,217

Accounts and drafts payable	$1,149,276	$1,071,369	$1,067,600
Total deposits decreased $172.9 million, or 15.2% during 2024. Noninterest-bearing demand deposits decreased $273.1 million, or 52.1%, to $251.2 million at December 31, 2024 and interest-bearing deposits increased $100.2 million, or 16.3%, to $716.7 million at December 31, 2024. The Company has experienced a migration of client funds from non-interest bearing to interest-bearing driven by the higher interest rate environment prior to the recent 100 basis point cumulative decline in the Federal Funds rate in the fourth quarter of 2024. The decrease in total deposits between the periods was also driven by timing of customer funds. The average balance of deposits is more indicative of trends period to period.
Accounts and drafts payable generated by the Company in its payment processing operations increased $77.9 million, or 7.3%, to $1.15 billion, at December 31, 2024. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week. Average accounts and drafts payable decreased $50.7 million, or 4.7%, to $1.03 billion during 2024. The decrease in these balances, which are non-interest bearing, are primarily reflective of a cyber event at a CassPay client during the first quarter of 2024, which decreased average balances by approximately $100.0 million, and a decrease in transportation dollar volumes of 0.6%, partially offset by an increase in facility dollar volumes of 8.1%.
The composition of average deposits and the average rates paid on those deposits is represented in the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential” which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.
Maturities of Certificates of Deposit as of December 31, 2024

(In thousands)	$100 or Less	$100 to Less Than $250	$250 or More	Total
Three months or less	$3,384	$38,468	$8,047	$49,899
Three to six months	731	8,062	4,526	13,319
Six to twelve months	871	6,806	4,733	12,410
Over twelve months	390	1,075	4,371	5,836
Total	$5,376	$54,411	$21,677	$81,464
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
The balance of liquid assets consists of cash and cash equivalents, which includes cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds. These balances totaled $349.7 million at December 31, 2024, a decrease of $22.7 million, or 6.1%, from December 31, 2023. The decrease during

2024 is primarily attributed to a decrease in deposits and an increase in loans, partially offset by decreases in securities available-for-sale and accounts and drafts receivable from customers and an increase in accounts and drafts payable. At December 31, 2024, cash and cash equivalents represented 14.6% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities available-for-sale at fair value were $528.0 million at December 31, 2024, a decrease of $99.1 million, or 15.8%, from December 31, 2023. Investment securities represented 22.0% of total assets at December 31, 2024. Of the total portfolio, 1.7% mature in one year or less, 19.4% mature after one year through five years and 78.9% mature after five years.
As of December 31, 2024, the Bank had unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of December 31, 2024, the Bank had secured lines of credit with the Federal Home Loan Bank of $183.6 million collateralized by commercial mortgage loans. At December 31, 2024, the Company had lines of credit from three banks up to a maximum of $250.0 million in aggregate collateralized by state and political subdivision securities. There were no amounts outstanding at December 31, 2024 and 2023 under any of the lines of credit.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.
Net cash flows provided by operating activities for the years 2024, 2023 and 2022 were $38.9 million, $36.9 million, and $51.6 million, respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2025. The Company estimates that capital expenditures for 2025 should range from $6 million to $8 million. Capital expenditures in 2025 are expected to primarily consist of purchases of equipment and software related to the payment and information processing services business.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $28.7 million and $39.5 million for the years ended December 31, 2024 and December 31, 2023, respectively, a decrease of $10.8 million year over year. The decrease was due to the decrease in net income of $10.9 million and lower net amortization of premium/discount on investment securities of $882,000, partially offset by an increase in depreciation of $1.1 million. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment.
Other factors impacting the $2.0 million increase in net cash provided by operating activities include:

•A decrease in share-based compensation expense of $1.0 million;
•An increase in other operating activities, net of $8.2 million, primarily due to changes in various accounts receivable and payable;
•An increase in current income tax liability of $2.3 million;
•A change in the FASB ASC 715 pension adjustment of $2.6 million; and
•A change in the provision for (release of) credit losses of $1.0 million primarily due to changes in loans outstanding during the respective periods.

On an overall basis, the Company's $2.0 million increase in net cash provided by operating activities was primarily due to changes in cash flows from fluctuations in tax and other accounts offset by the decline in net income.
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
New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2024, new business was added in both the transportation and facility expense management operations, driven by both successful marketing efforts and the solid market leadership position held by Cass.
Capital Resources
One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2024 as shown in Item 8, Note 2 of this report.
Cash dividends paid were $16.5 million and $16.0 million in 2024 and 2023, respectively.
Shareholders’ equity was $229.0 million, or 9.6% of total assets, at December 31, 2024, a decrease of $779,000 as compared to December 31, 2023. The decrease was primarily a result of the payment of cash dividends of $16.5 million, and the repurchase of treasury shares of $7.2 million, partially offset by net income of $19.2 million and the decrease in accumulated other comprehensive loss of $2.3 million.
Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements, state corporate laws and prudent and sound banking principles. During 2024, the Bank paid dividends of $20.0 million to the Company. As of December 31, 2024, unappropriated retained earnings of $31.4 million were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.
The Company maintains a treasury stock buyback program approved by the Board of Directors in October 2023 pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock and has no expiration date. A total of 318,581 shares remain under the buyback program at December 31, 2024.
The Company repurchased a total of 167,455 shares at an aggregate cost of $7.2 million during the year ended December 31, 2024 and 150,541 shares at an aggregate cost of $5.8 million during the year ended December 31, 2023. A portion of the repurchased shares may be used for the Company’s employee benefit plans and the balance will be available for other general corporate purposes. The pace of future repurchase activity will depend on factors such as levels of regulatory capital, cash generation from operations, cash requirements for investments, repayment of debt, current stock price, business and market conditions, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.
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
As a result of rising inflation, the Federal Reserve increased the Federal Funds rate throughout 2022 and 2023. The increase in the Federal Funds rate has contributed to the increase in the Company's net interest margin to 3.42% in 2024 from 3.25% in 2023 and 2.74% in 2022, therefore positively impacting net interest income. The Federal Reserve began to decrease the Federal Funds rate during the last four months of 2024 by a cumulative 100 basis points. Further decreases in the Federal Funds rate resulting from softening inflation or other reasons could negatively impact the Company's net interest margin and income in 2025.
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
Allowance for Credit Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to determine management’s estimate of the lifetime expected credit losses. The process combines many factors: economic factors, historical credit loss experience, of both the Company and similar peer banks, loan portfolio growth and concentrations, asset quality, and other qualitative and quantitative factors which could affect future credit loss. Given the Company's recent historical loss experience, the impact of the qualitative risk factors related to the collective ACL is a substantial percentage of the overall ACL. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the ACL and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Various regulatory agencies, as an integral part of the examination process, periodically review the ACL. Such agencies may require the Company to recognize additions to the ACL or reserve increases to adversely graded classified loans based on information available to them at the time of their examinations. The Company believes the level of ACL is appropriate. These policies affect both segments of the Company. The impact and associated risks related to these policies on the Company’s business operations are discussed in Note 1 "Summary of Significant Accounting Policies" and Note 4 "Loans," as well as the “Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments” section of this report.
Commitments, Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-

balance sheet credit-related financial instruments. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2024, an allowance for unfunded commitments of $273,000 had been recorded. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision and Allowance for Credit Losses and Unfunded Commitments.”
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2024, the balance of loan commitments, standby and commercial letters of credit were $247.4 million, $12.0 million and $400,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments. See Note 14 "Disclosures about Fair Value of Financial Instruments" for more information.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
The Company faces market risk to the extent that its net interest income is affected by changes in market interest rates. The asset/liability management discipline as applied by the Company seeks to limit the volatility, to the extent possible, that can result from changes in market interest rates. This is accomplished by limiting the concentration of maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of fees and net interest income. However, the Company's asset/liability position often differs from other financial holding companies with positive cumulative "gaps." This asset sensitive position is caused primarily by the operations of the Company, which generate large balances of accounts and drafts payable. These balances, which are noninterest-bearing, can cause the Company to become susceptible to changes in interest rates, with a decreasing net interest margin in periods of declining interest rates and an increasing net interest margin in periods of rising interest rates, like the Company experienced in 2024 before the fourth quarter cumulative 100 basis point decline.
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
Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming 12 months under different interest rate scenarios. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2024, from an immediate and sustained parallel change in interest rates in three varying scenarios is shown below.
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
The table below illustrates the projected impact of interest rate shocks on net interest income as of December 31, 2024:

Change in Interest Rates	% Change in Net Interest Income
+200 basis points	9.0%
+100 basis points	4.4
Flat rates	—
-100 basis points	0.2
-200 basis points	(1.3)%
The Company is generally asset sensitive as average interest-earning assets of $2.01 billion for 2024 greatly exceeded average interest-bearing liabilities of $634.6 million. The table above on the projected impact of interest rate shocks results from a static balance sheet at December 31, 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2024	2023
Assets
Cash and due from banks	$19,328	$20,908
Short-term investments	330,400	351,560
Cash and cash equivalents	349,728	372,468
Securities available-for-sale, at fair value	528,021	627,117

Loans	1,081,989	1,014,318
Less allowance for credit losses	13,395	13,089
Loans, net	1,068,594	1,001,229
Payments in advance of funding	208,530	198,861
Premises and equipment, net	34,174	30,093
Investments in bank-owned life insurance	50,325	49,159
Goodwill	21,352	17,309
Other intangible assets, net	5,007	3,345
Accounts and drafts receivable from customers	55,906	110,651
Other assets	73,444	68,390
Total assets	$2,395,081	$2,478,622

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$251,230	$524,359
Interest-bearing	716,686	616,455
Total deposits	967,916	1,140,814
Accounts and drafts payable	1,149,276	1,071,369
Other liabilities	48,859	36,630
Total liabilities	2,166,051	2,248,813

Shareholders’ Equity:
Preferred stock, par value $0.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $0.50 per share; 40,000,000 shares authorized; 15,505,772 shares issued at December 31, 2024 and 2023; 13,504,104 and 13,582,375 shares outstanding at December 31, 2024 and 2023, respectively.	7,753	7,753
Additional paid-in capital	205,593	208,007
Retained earnings	148,487	145,782
Common shares in treasury, at cost (2,001,668 shares at December 31, 2024 and 1,923,397 shares at December 31, 2023, respectively)	(87,615)	(84,264)
Accumulated other comprehensive loss	(45,188)	(47,469)
Total shareholders’ equity	229,030	229,809
Total liabilities and shareholders’ equity	$2,395,081	$2,478,622
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2024	2023	2022
Fee Revenue and Other Income:
Processing fees	$82,671	$79,566	$76,470
Financial fees	43,297	45,985	43,757
Other	5,881	4,916	4,755
Total fee revenue and other income	131,849	130,467	124,982

Interest Income:
Interest and fees on loans	55,362	50,825	39,460
Interest and dividends on securities:
Taxable	13,423	14,118	10,083
Exempt from federal income taxes	3,508	4,097	6,354
Interest on federal funds sold and other short-term investments	15,752	13,720	6,429
Total interest income	88,045	82,760	62,326

Interest Expense:
Interest on deposits	20,257	16,150	3,482
Interest on short-term borrowings	1	116	—
Total interest expense	20,258	16,266	3,482
Net interest income	67,787	66,494	58,844
Provision for (release of) credit losses	447	(550)	1,350
Net interest income after provision for (release of) credit losses	67,340	67,044	57,494
Total net revenue	199,189	197,511	182,476

Operating Expense:
Salaries and commissions	96,356	93,474	85,489
Share-based compensation	3,167	4,139	6,732
Net periodic pension cost	4,172	878	(2,453)
Other benefits	19,696	20,203	16,706
Total personnel expenses	123,391	118,694	106,474
Occupancy	3,446	3,560	3,676
Equipment	8,305	7,138	6,668
Bad debt expense	7,847	—	—
Amortization of intangible assets	739	780	680
Other operating	31,242	29,983	22,078
Total operating expense	174,970	160,155	139,576
Income before income tax expense	24,219	37,356	42,900
Income tax expense	5,051	7,297	7,996
Net income	$19,168	$30,059	$34,904

Basic earnings per share	$1.42	$2.22	$2.58
Diluted earnings per share	1.39	2.18	2.53
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Comprehensive Income:
Net income	$19,168	$30,059	$34,904
Other comprehensive income (loss):
Net unrealized (loss) gain on securities available-for-sale	(1,931)	12,605	(79,746)
Tax effect	459	(3,000)	18,981
Reclassification adjustments for losses (gains) included in net income	45	173	(15)
Tax effect	(10)	(41)	3
FASB ASC 715 pension adjustment	5,191	2,550	1,504
Tax effect	(1,235)	(607)	(358)
Foreign currency translation adjustments, net of tax	(238)	172	(143)
Other comprehensive income (loss)	2,281	11,852	(59,774)
Total comprehensive income (loss)	$21,449	$41,911	$(24,870)
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$19,168	$30,059	$34,904
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	739	780	680
Net amortization of premium/discount on investment securities	3,591	4,473	6,275
Depreciation	5,248	4,189	4,021
Losses (gains) on sales of securities	45	173	(15)
Share-based compensation expense	3,167	4,139	6,732
Provision for (release of) credit losses	447	(550)	1,350
Deferred income tax benefit	(1,046)	(284)	(1,163)
Increase (decrease) in current income tax liability	854	(1,481)	724
FASB ASC 715 pension adjustment, net of tax	5,191	2,550	1,504
Increase in accounts receivable	(3,336)	(3,841)	(2,520)
Other operating activities, net	4,881	(3,271)	(884)
Net cash provided by operating activities	38,949	36,936	51,608

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	60,126	111,583	3,838
Proceeds from maturities of securities available-for-sale	153,192	39,233	61,209
Purchases of securities available-for-sale	(119,744)	(15,332)	(232,083)
Net (increase) decrease in loans	(67,671)	68,588	(122,326)
Purchase of bank-owned life insurance	—	—	(4,000)
(Increase) decrease in payments in advance of funding	(9,669)	94,914	(2,348)
Purchases of premises and equipment, net	(9,329)	(14,324)	(5,866)
Asset acquisition	(2,954)	—	(4,814)
Net cash provided by (used in) investing activities	3,951	284,662	(306,390)

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(273,129)	(118,398)	60,115
Net increase (decrease) in interest-bearing demand and savings deposits	95,489	(34,106)	(17,838)
Net increase (decrease) in time deposits	4,742	36,101	(6,563)
Net decrease (increase) in accounts and drafts receivable from customers	54,746	(14,872)	(90,787)
Net increase in accounts and drafts payable	77,907	3,769	17,204
Cash dividends paid	(16,463)	(15,959)	(15,442)
Purchase of common shares for treasury	(7,248)	(5,773)	(5,299)
Other financing activities, net	(1,684)	(834)	(594)
Net cash used in financing activities	(65,640)	(150,072)	(59,204)
Net (decrease) increase in cash and cash equivalents	(22,740)	171,526	(313,986)
Cash and cash equivalents at beginning of year	372,468	200,942	514,928
Cash and cash equivalents at end of year	$349,728	$372,468	$200,942

Supplemental cash flow information:
Cash paid for interest	$20,227	$15,697	$3,431
Cash paid for income taxes	5,509	9,300	8,396
Supplemental noncash disclosures:
Contingent consideration for asset acquisition	$3,500	$—	$—
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2021	$7,753	$204,276	$112,220	$(78,904)	$453	$245,798

Net income			34,904			34,904
Cash dividends ($1.13 per share)			(15,442)			(15,442)
Issuance of 82,172 common shares pursuant to share-based compensation plan, net		(2,727)		2,414		(313)
Exercise of SARs		(859)		578		(281)
Share-based compensation expense		6,732		—		6,732
Purchase of 130,374 common shares				(5,299)		(5,299)
Other comprehensive loss					(59,774)	(59,774)
Balance, December 31, 2022	$7,753	$207,422	$131,682	$(81,211)	$(59,321)	$206,325

Net income			30,059			30,059
Cash dividends ($1.17 per share)			(15,959)			(15,959)
Issuance of 84,366 common shares pursuant to share-based compensation plan, net		(3,334)		2,616		(718)
Exercise of SARs		(238)		122		(116)
Share-based compensation expense		4,157		(18)		4,139
Purchase of 150,541 common shares				(5,773)		(5,773)
Other comprehensive income					11,852	11,852
Balance, December 31, 2023	$7,753	$208,007	$145,782	$(84,264)	$(47,469)	$229,809

Net income			19,168			19,168
Cash dividends ($1.21 per share)			(16,463)			(16,463)
Issuance of 126,336 common shares pursuant to share-based compensation plan, net		(5,613)		3,929		(1,684)
Share-based compensation expense		3,199		(32)		3,167
Purchase of 167,455 common shares				(7,248)		(7,248)
Other comprehensive income					2,281	2,281
Balance, December 31, 2024	$7,753	$205,593	$148,487	$(87,615)	$(45,188)	$229,030
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
Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2023 and 2022 consolidated financial statements have been reclassified to conform to the 2024 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.
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
Share-Based Compensation The Company follows FASB ASC 718, Accounting for Stock Options and Other Share-based Compensation (“ASC 718”), which requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. ASC 718 also requires that excess tax benefits related to stock option exercises and restricted stock awards be reflected as financing cash inflows instead of operating cash inflows.
Pension Plans The amounts recognized in the consolidated financial statements related to the pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled and mortality rates. These assumptions are updated annually and are disclosed in Note 10. The Company follows FASB ASC 715, Compensation – Retirement Benefits (“ASC 715”), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.
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
In November 2023, the FASB issued 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on the Company's financial statements. See Note 17 to our financial statements.

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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital and common equity Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2024 and 2023, the Company and the Bank met all capital adequacy requirements to which they are subject.
The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2024, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, common equity Tier I risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Company has traditionally paid a quarterly cash dividend to its shareholders. Subsidiary dividends can be a significant source of funds for payment of dividends by the Company to its shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2024, unappropriated retained earnings of $31.4 million were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. In addition to regulatory requirements and considerations, any payment of dividends in the future will depend on the Company’s earnings, financial condition and other factors considered relevant by the Company’s Board of Directors.
There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2024 and 2023.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2024
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$261,021	14.61%	$142,969	8.00%	$ N/A	N/A %
Cass Commercial Bank	207,519	17.68	93,911	8.00	117,389	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	247,354	13.84	80,420	4.50	N/A	N/A
Cass Commercial Bank	194,446	16.56	52,825	4.50	76,303	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	247,354	13.84	107,226	6.00	N/A	N/A
Cass Commercial Bank	194,446	16.56	70,433	6.00	93,911	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	247,354	10.57	93,625	4.00	N/A	N/A
Cass Commercial Bank	194,446	13.50	57,620	4.00	72,026	5.00
At December 31, 2023
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$269,580	15.49%	$139,266	8.00%	$ N/A	N/A %
Cass Commercial Bank	204,584	19.04	85,964	8.00	107,455	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	256,359	14.73	78,337	4.50	N/A	N/A
Cass Commercial Bank	192,104	17.88	48,355	4.50	69,846	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	256,359	14.73	104,449	6.00	N/A	N/A
Cass Commercial Bank	192,104	17.88	64,473	6.00	85,964	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	256,359	10.71	95,760	4.00	N/A	N/A
Cass Commercial Bank	192,104	12.49	61,526	4.00	76,908	5.00
Note 3
Investment Securities
Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale at December 31, 2024 and 2023 are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$188,933	$4	$(16,973)	$171,964
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	267,359	11	(34,095)	233,275
Corporate bonds	95,841	3	(8,058)	87,786
Asset backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	35,575	—	(579)	34,996
Total	$587,708	$18	$(59,705)	$528,021

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$235,297	$4	$(16,266)	$219,035
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	188,307	—	(30,508)	157,799
Corporate bonds	111,109	—	(8,769)	102,340
Treasury Securities	109,836	—	(1,115)	108,721
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	40,368	—	(1,146)	39,222
Total	$684,917	$4	$(57,804)	$627,117
The fair values of securities with unrealized losses are as follows:

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$4,082	$8	$163,893	$16,964	$167,975	$16,972
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	85,272	2,086	139,676	32,009	224,948	34,095
Corporate bonds	7,901	99	66,860	7,960	74,761	8,059
Asset backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	30,575	579	30,575	579
Total	$97,255	$2,193	$401,004	$57,512	$498,259	$59,705

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$63,198	$220	$152,854	$16,046	$216,052	$16,266
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	157,799	30,508	157,799	30,508
Corporate bonds	19,545	455	82,795	8,314	102,340	8,769
Treasury securities	—	—	108,721	1,115	108,721	1,115
Asset backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	39,222	1,146	39,222	1,146
Total	$82,743	$675	$541,391	$57,129	$624,134	$57,804
There were 241 securities, or 96.0%, in an unrealized loss position as of December 31, 2024 compared to 275 securities, or 98.9%, in an unrealized loss position as of December 31, 2023. The unrealized losses at December 31, 2024 were primarily attributable to changes in market interest rates after the securities were purchased. The Company does not currently intend to sell, and based on current conditions, the Company does not believe it will be required to sell these available-for-sale securities before the recovery of the amortized cost basis, which may be the maturity dates of the securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. Of these securities, 215, or 85.7%, were in an unrealized loss position for greater than 12 months at December 31, 2024. At December 31, 2024 and December 31, 2023, the Company had not recorded an allowance for credit losses on securities.
The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2024
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$8,826	$8,820
Due after 1 year through 5 years	104,272	102,227
Due after 5 years through 10 years	207,253	183,452
Due after 10 years	267,357	233,522
Total	$587,708	$528,021
There were no securities pledged to secure public deposits or for other purposes at December 31, 2024.
Proceeds from sales of investment securities classified as available-for-sale were $60.1 million in 2024, $111.6 million in 2023, and $3.8 million in 2022. Gross realized gains on the sales in 2024, 2023, and 2022 were $4,000, $187,000, and $15,000, respectively. Gross realized losses on the sales in 2024, 2023, and 2022 were $49,000, $360,000 and $0, respectively.
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
A summary of loan categories is as follows:

	December 31,
(In thousands)	2024	2023
Commercial and industrial	$559,262	$498,502
Real estate:
Commercial:
Mortgage	119,194	118,371
Construction	9,134	8,233
Faith-based:
Mortgage	368,881	381,368
Construction	25,518	7,790
Other	—	54
Total loans	$1,081,989	$1,014,318
The following table presents the aging of loans by loan categories at December 31, 2024:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
Commercial and industrial	$559,262	$—	$—	$—	$—	$559,262
Real estate
Commercial:
Mortgage	119,194	—	—	—	—	119,194
Construction	9,134	—	—	—	—	9,134
Faith-based:
Mortgage	368,881	—	—	—	—	368,881
Construction	25,518	—	—	—	—	25,518
Total	$1,081,989	$—	$—	$—	$—	$1,081,989

The following table presents the aging of loans by loan categories at December 31, 2023:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
Commercial and industrial	$498,502	$—	$—	$—	$—	$498,502
Real estate
Commercial:
Mortgage	118,371	—	—	—	—	118,371
Construction	8,233	—	—	—	—	8,233
Faith-based:
Mortgage	381,368	—	—	—	—	381,368
Construction	7,790	—	—	—	—	7,790
Other	54	—	—	—	—	54
Total	$1,014,318	$—	$—	$—	$—	$1,014,318
The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2024:

(In thousands)	Loans Subject to Normal Monitoring(1)	Performing Loans Subject to Special Monitoring(2)	Nonperforming Loans Subject to Special Monitoring(2)	Total Loans
Commercial and industrial	$527,690	$31,572	$—	$559,262
Real estate
Commercial:
Mortgage	116,063	3,131	—	119,194
Construction	9,134	—	—	9,134
Faith-based:
Mortgage	352,356	16,525	—	368,881
Construction	25,518	—	—	25,518
Total	$1,030,761	$51,228	$—	$1,081,989

(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk and have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a higher level of management attention.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2023:

(In thousands)	Loans Subject to Normal Monitoring(1)	Performing Loans Subject to Special Monitoring(2)	Nonperforming Loans Subject to Special Monitoring(2)	Total Loans
Commercial and industrial	$498,502	$—	$—	$498,502
Real estate
Commercial:
Mortgage	118,371	—	—	118,371
Construction	8,233	—	—	8,233
Faith-based:
Mortgage	375,865	5,503	—	381,368
Construction	7,790	—	—	7,790
Other	54	—	—	54
Total	$1,008,815	$5,503	$—	$1,014,318

(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk and have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a higher level of management attention.
Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things. There were no loans modified during the year ended December 31, 2024.
There were three loans modified during the year ended December 31, 2023. The terms were extended by periods of two to four years, and there was not an interest rate reduction associated with the modifications. There were no commitments to lend additional funds to these borrowers at December 31, 2024 or December 31, 2023.
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
There were no modified loans that had a payment default during the years ended December 31, 2024 or December 31, 2023 and that had been modified due to the borrower experiencing financial difficulty within the 12 previous months preceding the default.
Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. There were no loans written off during the years ended December 31, 2024 or December 31, 2023.
The Company had no loans evaluated for expected credit losses on an individual basis as of December 31, 2024 or December 31, 2023.
There were no foreclosed loans recorded as other real estate owned as of December 31, 2024 or December 31, 2023.
A summary of the ACL by category for the period ended December 31, 2024 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Allowance for credit losses on loans:
Balance at January 1, 2024	$5,412	$1,093	$6,476	$108	$13,089
Provision for (release of) credit losses (1)	485	(70)	(218)	109	306
Balance at December 31, 2024	$5,897	$1,023	$6,258	$217	$13,395

(1)	For the period ended December 31, 2024, there was a provision for credit losses of $141,000 for unfunded commitments.

A summary of the ACL by category for the period ended December 31, 2023 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Allowance for credit losses on loans:
Balance at January 1,2023	$5,978	$940	$6,437	$184	$13,539
(Release of) provision for credit losses (1)	(566)	153	39	(76)	(450)
Balance at December 31, 2023	$5,412	$1,093	$6,476	$108	$13,089

(1)	For the period ended December 31, 2023, there was a release of credit losses of $100,000 for unfunded commitments.
As of December 31, 2024 and 2023, there were no loans to executive officers or directors, or their affiliates.
Note 5
Premises and Equipment
A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2024	2023
Land	$873	$873
Buildings	15,176	15,176
Leasehold improvements	2,088	2,052
Furniture, fixtures and equipment	17,266	16,333
Software	52,616	44,345
Total	88,019	78,779
Less accumulated depreciation	53,845	48,686
Total premises and equipment, net	$34,174	$30,093
Total depreciation charged to expense in 2024, 2023 and 2022 amounted to $5.2 million, $4.2 million, and $4.0 million, respectively.
Note 6
Acquired Intangible Assets
The Company accounts for intangible assets in accordance with FASB ASC 350, Goodwill and Other Intangible Assets, which requires that intangibles with indefinite useful lives be tested annually for impairment, or when management deems there is a triggering event, and those with finite useful lives be amortized over their useful lives.
In December 2024, the Company acquired the assets of AcuAudit, a freight audit platform for ocean and international air freight, from Acuitive Solutions LLC. The Company recorded intangible assets of $6.4 million at December 31, 2024, including goodwill of $4.0 million, software of $2.2 million, and a customer list of $200,000. The amounts for these intangible assets have been recorded on a provisional basis and will be adjusted upon the completion of a third party valuation during the first quarter of 2025. The goodwill is deductible for tax purposes over 15 years, starting in 2024. The intangible assets and results of AcuAudit are included in the Information Services operating segment.
The purchase price of the acquisition consisted of a cash payment of $3.0 million and potential contingent consideration in the form of an earn out based on annualized recurring subscription and transactional revenues from the AcuAudit software (ARR) at the end of 24 months. The earn out is to be paid out in two installments, with the first payment made on January 1, 2026 based on ARR multiplied by 110%, multiplied by 80%. The second earn out payment on January 1, 2027 is based on ARR times 110% minus the first earn out payment. The Company valued the contingent earn out component at $3.5 million. The fair value of the contingent consideration was estimated on the acquisition date as the present value of the expected future contingent payments, which were determined using a Monte Carlo simulation. Any changes in the estimated fair value of the contingent earn out consideration, up to the contracted amount, will be reflected in the results of operations in future periods as they are identified.
Details of the Company’s intangible assets are as follows:

	December 31, 2024		December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,670	$(5,099)	$6,470	$(4,851)
Patent	72	(40)	72	(36)
Software	5,412	(2,358)	3,212	(1,933)
Trade Name	373	(98)	373	(70)
Other	500	(425)	500	(392)
Unamortized intangible assets:
Goodwill	21,352	—	17,309	—
Total intangible assets	$34,379	$(8,020)	$27,936	$(7,282)
Customer lists are amortized over 5 to 10 years; patents over 18 years, software over 3 years to 7 years, trade name over 10 years to 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $739,000 and $780,000 for the years ended December 31, 2024, and 2023, respectively. Estimated future amortization of intangibles is $1,210,000 in 2025, $1,062,000 in 2026, $742,000 in 2027, $734,000 in 2028, and $703,000 in 2029.

Note 7
Interest-Bearing Deposits

Interest-bearing deposits consist of the following:

	December 31,
(In thousands)	2024	2023
Interest-bearing demand deposits	$628,328	$532,507
Savings deposits	6,894	7,226
Time deposits:
Less than $100	5,376	5,266
$100 to less than $250	54,411	48,540
$250 or more (1)	21,677	22,916
Total	$716,686	$616,455
Weighted average interest rate	2.51%	3.16%
(1)The scheduled maturities of time deposits not covered by deposit insurance consist of $17.3 million within one year and $4.4 million within one to three years.
Interest expense consists of the following:

	December 31,
(In thousands)	2024	2023	2022
Interest-bearing demand deposits	$17,028	$14,056	$3,118
Savings deposits	116	113	38
Time deposits:
Less than $100	226	153	25
$100 to less than $250	2,290	1,411	199
$250 or more	597	417	102
Total	$20,257	$16,150	$3,482
The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2024		2023
(In thousands)	Amount	Percent of Total	Amount	Percent of Total
Due within:
One year	$75,628	92.7%	$72,616	94.6%
Two years	5,749	7.1%	2,941	3.8%
Three years	26	0.1%	1,098	1.4%
Four years	—	—%	39	0.1%
Five years	61	0.1%	28	0.1%
Total	$81,464	100.0%	$76,722	100.0%

Note 8
Unused Available Lines of Credit
As of December 31, 2024, the Bank had unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of December 31, 2024, the Bank had secured lines of credit with the

Federal Home Loan Bank of $183.6 million collateralized by commercial mortgage loans. As of December 31, 2024, the Company had lines of credit from three banks up to a maximum of $250.0 million in aggregate collateralized by state and political subdivision securities. There were no amounts outstanding as of December 31, 2024 and 2023 under any of the lines of credit.
Note 9
Common Stock and Earnings per Share
The table below shows activity in the outstanding shares of the Company’s common stock during 2024.

2024
Shares outstanding at January 1	13,582,375
Issuance of common stock:
Employee restricted stock grants	11,167
Employee restricted stock units vested	16,484
Performance-based stock vested	40,213
Directors’ stock grants	22,030
Shares repurchased	(167,455)
Shares forfeited	(710)
Shares outstanding at December 31	13,504,104
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
The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data)	2024	2023	2022
Basic:
Net income	$19,168	$30,059	$34,904
Weighted average common shares outstanding	13,501,930	13,530,005	13,552,503
Basic earnings per share	$1.42	$2.22	$2.58
Diluted:
Net income	$19,168	$30,059	$34,904
Weighted average common shares outstanding	13,501,930	13,530,005	13,552,503
Effect of dilutive restricted stock, performance based restricted stock (“PBRS”), and SARs	275,641	286,011	255,526
Weighted average common shares outstanding assuming dilution	13,777,571	13,816,016	13,808,029
Diluted earnings per share	$1.39	$2.18	$2.53
Note 10
Employee Benefit Plans
Defined Benefit Plan
The Company has a noncontributory defined-benefit pension plan (the “Plan”), which covers eligible employees. Effective December 31, 2016, the Plan was closed to all new participants. Additionally, the Company froze the benefits of the Plan as of February 28, 2021. As such, subsequent to February 28, 2021, there is no service cost associated with the Plan. During 2024, the Company terminated the Plan.
A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

(In thousands)	2024	2023
Projected benefit obligation:
Balance, January 1	$87,127	$85,433
Interest cost	4,280	4,314
Actuarial (gain) loss	(6,047)	865
Benefits paid	(84,576)	(3,485)
Balance, December 31	$784	$87,127
Plan assets:
Fair value, January 1	$86,754	$83,394
Actual investment return	996	8,097
Expenses paid from plan assets	(1,045)	(1,252)
Benefits paid	(84,576)	(3,485)
Fair value, December 31	$2,129	$86,754
Funded status:
Accrued pension asset (liability)	$1,345	$(373)
The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2024, the projected benefit obligation represents actual benefit payments to be made during the first quarter of 2025. During the fourth quarter of 2024, the plan liabilities were settled with lump sum payments and the purchase of annuity contracts. The remaining projected benefit obligation at December 31, 2024 represents benefit payments to be made to retirees prior to the administration of the Plan being taken over by the insurance company that assumed the annuity contracts from the Plan.
For 2024, 2023 and 2022, the Plan’s expected benefit cash flows were discounted using the FTSE Above Median Double-A Curve. For 2023 and 2022 the Pri-2012 Mortality Table and MP-2022 Mortality Improvement Scale were used.

	2024	2023	2022
Weighted average discount rate	5.60%	5.05%	5.25%
Rate of increase in compensation levels	N/A	N/A	N/A

The accumulated benefit obligation was $784,000 and $87.1 million as of December 31, 2024 and 2023, respectively. The Company made no contributions during 2024 or 2023 to the Plan. The following pension benefit payments, as appropriate, are expected to be paid by the Plan:

Amount
2025	$784,000
2026 and thereafter	—
The Plan’s net periodic pension cost (benefit) included the following components:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Service cost – benefits earned during the year	$—	$—	$—
Interest cost on projected benefit obligations	4,280	4,314	3,293
Expected return on plan assets	(3,566)	(3,735)	(5,857)
Net amortization and deferral	3,458	154	—
Net periodic pension cost (benefit)	$4,172	$733	$(2,564)
The following represent the major assumptions used to determine the net periodic pension cost (benefit) of the Plan:

	2024	2023	2022
Weighted average discount rate	5.05%	5.25%	2.85%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	5.00%	6.00%	6.00%
Prior to the Plan termination, the investment objective for the Plan was to maximize total return with a tolerance for average risk. As of December 31, 2024, the remaining Plan assets of $2.1 million are fully invested in cash.

A summary of the fair value measurements by type of asset is as follows:

	Fair Value Measurements as of December 31,
	2024			2023
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)
Cash	$2,129	$2,129	$—	$614	$614	$—
Real estate investment trusts	—	—	—	2,849	—	2,849
Equity securities
U.S. Small/Mid Cap Growth	—	—	—	987	—	987
Non-U. S. Core	—	—	—	3,811	—	3,811
U.S. Large Cap Passive	—	—	—	3,333	—	3,333
Emerging Markets	—	—	—	1,391	—	1,391
Fixed Income
U.S. Core	—	—	—	69,710	—	69,710
Opportunistic	—	—	—	4,059	—	4,059
Total	$2,129	$2,129	$—	$86,754	$614	$86,140
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
A summary of the activity in the SERP’s projected benefit obligation and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2024	2023
Benefit obligation:
Balance, January 1	$9,501	$9,579
Interest cost	450	472
Benefits paid	(382)	(400)
Actuarial gain	(757)	(150)
Balance, December 31	$8,812	$9,501
The following represent the major assumptions used to determine the projected benefit obligation of the SERP. For 2024, 2023 and 2022, the SERP’s expected benefit cash flows were discounted using the FTSE Above Median Double-A Curve.

	2024	2023	2022
Weighted average discount rate	5.50%	4.95%	5.15%
Rate of increase in compensation levels	N/A	N/A	N/A
The accumulated benefit obligation was $8.8 million and $9.5 million as of December 31, 2024 and 2023, respectively. Since this is an unfunded plan, there are no plan assets. Benefits paid were $382,000 in 2024, $400,000 in 2023, and $348,000 in 2022. Expected future benefits payable by the Company over the next ten years are as follows:

Amount
2025	$792,000
2026	789,000
2027	786,000
2028	781,000
2029	774,000
2030-2034	$3,711,000
Net periodic benefit cost related to the SERP included the following components:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Service cost – benefits earned during the year	$—	$—	$—
Interest cost on projected benefit obligations	450	472	318
Net amortization and deferral	—	—	108
Net periodic pension cost	$450	$472	$426
The pretax amounts in accumulated other comprehensive loss as of December 31 were as follows:

	The Plan		SERP
(In thousands)	2024	2023	2024	2023
Prior service cost	$—	$—	$—	$—
Net actuarial loss (gain)	—	4,434	(1,044)	(287)
Total	$—	$4,434	$(1,044)	$(287)
The estimated pretax prior service cost and net actuarial loss (gain) in accumulated other comprehensive loss at December 31, 2024 expected to be recognized as components of net periodic benefit cost in 2025 for both the Plan and SERP is $0.
The Company also maintains a noncontributory profit sharing program, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in personnel expense in the consolidated statements of income in 2024, 2023, and 2022 was $4.9 million, $6.8 million, and $7.9 million, respectively.
The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2024, 2023 and 2022 were $4.1 million, $5.1 million, and $4.6 million, respectively.
Note 11
Share-based Compensation
Share-based compensation awards prior to April 17, 2023 were issued under the Company's Amended and Restated Omnibus Stock and Performance Compensation Plan (the "Prior Plan"). On April 18, 2023, shareholders approved the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan") to replace the Prior Plan. The 2023 Omnibus Plan permits the issuance of up to 1.0 million shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units, phantom stock, and performance awards.
Restricted Stock
Restricted shares granted to Company employees are amortized to expense over the three-year cliff vesting period. Restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned.

Changes in restricted shares outstanding for the year ended December 31, 2024 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	237,780	$42.17
Granted	57,502	44.01
Vested	(39,764)	40.42
Forfeited	(710)	43.70
Balance at December 31, 2024	254,808	$42.87
During 2023 and 2022, 57,837 and 64,151 shares, respectively, were granted with weighted average per share market values at date of grant of $44.61 in 2023 and $39.30 in 2022. The fair value of such shares are based on the market price on the date of grant. Amortization of restricted stock bonus awards totaled $2.1 million for 2024, $2.2 million for 2023 and $2.4 million for 2022. As of December 31, 2024, the total unrecognized compensation expense related to non-vested restricted stock awards was $1.7 million, and the related weighted average period over which it is expected to be recognized is approximately 0.95 years. The total fair value of shares vested during the years ended December 2024, 2023, and 2022 was $1.6 million, $1.3 million, and $1.1 million, respectively.
Performance-Based Restricted Stock
The Company has granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over a three-year cliff vest period. The number of shares issued ranges from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period.
Following is a summary of the activity of the PBRS, based on 100% of target value, for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	159,073	$42.74
Granted	51,261	44.29
Vested	(50,840)	40.74
Forfeited	(1,066)	43.70
Balance at December 31, 2024	158,428	$43.87
The PBRS that vested during the year ended December 31, 2024 achieved weighted average financial goals of 135.4% of target, resulting in the issuance of 68,834 shares of common stock. The PBRS that vested during the year ended December 31, 2023 achieved weighted average financial goals of 86.7% of target, resulting in the issuance of 26,499 shares of common stock. The outstanding PBRS at December 31, 2024 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
SARs
During 2024, there were no SARs granted and no expense recognized. As of December 31, 2024, there was no unrecognized compensation expense related to SARs.

Changes in SARs outstanding for the year ended December 31, 2024 were as follows:

	SARs	Weighted Average Exercise Price
Balance at December 31, 2023	30,409	$46.70
Expired	(30,409)	46.70
Balance at December 31, 2024	—	—
Exercisable at December 31, 2024	—	$—
The total intrinsic value of SARs exercised during 2024 and 2023 was $0 and $508,000, respectively.
The average remaining contractual term for SARs outstanding as of December 31, 2023 was 0.08 years, and the aggregate intrinsic value was $0.
The total compensation cost for share-based payment arrangements was $3.2 million, $4.1 million, and $6.7 million in 2024, 2023, and 2022, respectively.
Note 12
Other Operating Expense
Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Promotional expense	$3,537	$3,252	$2,889
Outside service fees	9,399	9,627	7,874
Data processing services	6,060	6,553	3,365
Other	12,246	10,551	7,950
Total other operating expense	$31,242	$29,983	$22,078

Note 13
Income Taxes
The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Current:
Federal	$5,459	$6,378	$7,794
State	639	1,203	1,365
Deferred:
Federal	(891)	(242)	(990)
State	(156)	(42)	(173)
Total income tax expense	$5,051	$7,297	$7,996
A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 21% for each year to income before income tax expense is as follows:

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Expected income tax expense	$5,035	$7,885	$9,035
(Reductions) increases resulting from:
Tax-exempt income	(1,045)	(1,104)	(1,571)
State taxes, net of federal benefit	382	917	942
Share-based compensation adjustment	316	298	258
Early surrender of bank-owned life insurance	279	—	—
Federal tax credits	(397)	(643)	(473)
Other, net	481	(56)	(195)
Total income tax expense	$5,051	$7,297	$7,996
Income tax expense in 2024 totaled $5.1 million compared to $7.3 million in 2023 and $8.0 million in 2022. When measured as a percent of pre-tax income, the Company’s effective tax rate was 20.9% in 2024, 19.5% in 2023, and 18.6% in 2022.

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$3,188	$3,115
ASC 715 pension funding liability	—	987
Supplemental executive retirement plan accrual	2,345	2,328
Stock compensation	2,623	2,988
Unrealized loss on investment securities available-for-sale (1)	14,205	13,756
Research and development expenses	760	604
Lease liability	1,774	2,020
Other	718	330
Total deferred tax assets	$25,613	$26,128
Deferred tax liabilities:
Premises and equipment	$(986)	$(1,144)
ASC 715 supplemental executive retirement plan asset	(249)	—
Pension	—	(967)
Intangible assets	(1,900)	(1,828)
Right of use asset	(1,677)	(1,927)
Prepaid expenses	(936)	(765)
Other	(391)	(283)
Total deferred tax liabilities	$(6,139)	$(6,914)
Net deferred tax assets	$19,474	$19,214
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
A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2024 or 2023, due to management’s belief that it is more likely than not that the deferred tax asset is realizable.
The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

(In thousands)	2024	2023	2022
Balance at January 1	$1,397	$1,252	$1,405
Changes in unrecognized tax benefits as a result of tax positions taken during a prior year	(151)	99	(176)
Changes in unrecognized tax benefits as a result of tax position taken during the current year	262	300	222
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(251)	(254)	(199)
Balance at December 31	$1,257	$1,397	$1,252
At December 31, 2024, 2023 and 2022, the balances of the Company’s unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate were $1.1 million, $1.3 million and $1.1 million, respectively. These amounts are net of the offsetting expense from other taxing jurisdictions.

As of December 31, 2024, 2023 and 2022, the Company had $70,000, $117,000 and $84,000, respectively, in accrued interest related to unrecognized tax benefits.
The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease by approximately $195,000 over the next 12 months. The reduction primarily relates to the anticipated lapse in the statute of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.
The Company is subject to income tax in the U.S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. The Company’s federal income tax returns for tax years 2021, 2022 and 2023 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2020 through 2023.
Note 14
Disclosures about Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2024		2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$349,728	$349,728	$372,468	$372,468
Investment securities	528,021	528,021	627,117	627,117
Loans, net	1,068,594	1,046,406	1,001,229	962,223
Accrued interest receivable	7,979	7,979	8,450	8,450
Total	$1,954,322	$1,932,134	$2,009,264	$1,970,258

Balance sheet liabilities:
Deposits	$967,916	$967,916	$1,140,814	$1,140,814
Accounts and drafts payable	1,149,276	1,149,276	1,071,369	1,071,369
Accrued interest payable	666	666	635	635
Total	$2,117,858	$2,117,858	$2,212,818	$2,212,818
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
Note 15
Commitments and Contingencies
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2024, an allowance for unfunded commitments of $273,000 had been recorded, as compared to $132,000 at December 31, 2023. See Note 1 "Summary of Significant Accounting Policies" for information related to CECL.
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
The following table shows commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2024	2023
Commitments to extend credit	$247,362	$196,064
Standby letters of credit	12,005	13,614
Commercial letters of credit	400	353
The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments and the present credit worthiness of such counterparties. The Company believes such commitments have been made at terms which are competitive in the markets in which it operates.
On March 19, 2024, the Company filed a claim against Rubicon Technologies, Inc. ("Rubicon") for failed reimbursement of invoices that were processed and paid by the Company on Rubicon's behalf and unpaid fees for Company services that were due for invoice management services and bill pay services, together with interest and penalties related to the foregoing amounts. The Company recorded a write-off to bad debt expense of $7.8 million for the year ended December 31, 2024 related to this matter. The Company strongly believes in the merits of its claim against Rubicon.

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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope for the years ended December 31, 2024, 2023 and 2022.

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Fee revenue and other income
In-scope of ASC 606
Processing fees	$82,671	$79,566	$76,470
Financial fees	43,297	45,985	43,757
Information services payment and processing revenue	125,968	125,551	120,227
Bank service fees	1,283	1,063	1,430
Fee revenue (in-scope of ASC 606)	127,251	126,614	121,657
Other income (out-of-scope of ASC 606)	4,598	3,853	3,325
Total fee revenue and other income	$131,849	$130,467	$124,982
Note 17
Industry Segment Information
The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels and are consistent with the presentation of financial information to the chief operating decision maker to evaluate segment performance, develop strategy, and allocate resources. They are managed separately due to their unique service and processing requirements. The Company's chief operating decision maker is the President and Chief Executive Officer of Cass Information Systems' Inc.
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

The Company’s accounting policies for segments are the same as those described in Note 1 of this report. Management and the chief operating decision maker evaluates segment performance based on pre-tax income after allocations for corporate expenses. Transactions between segments are accounted for at what management believes to be fair value.
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
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.
Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2024, 2023 and 2022 is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
2024
Fee income	$127,781	$2,643	$1,425	$131,849
Interest income	40,316	59,568	(11,839)	88,045
Interest expense	1,540	33,496	(14,778)	20,258
Provision for credit losses	—	447	—	447
Total net revenue	166,557	28,268	4,364	199,189

Personnel expenses	108,173	15,218	—	123,391
Occupancy	2,780	666	—	3,446
Equipment	7,666	639	—	8,305
Bad debt expense	7,847	—	—	7,847
Intersegment (income) expense	3,896	(3,896)	—	—
Other operating expense	23,078	8,903	—	31,981
Total operating expense	153,440	21,530	—	174,970
Pre-tax income	$13,117	$6,738	$4,364	$24,219

Goodwill	$21,216	$136	$—	$21,352
Other intangible assets, net	5,007	—	—	5,007
Total assets	1,720,321	1,143,548	(468,788)	2,395,081
Average funding sources	$1,297,099	$782,714	$—	$2,079,813

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
2023
Fee income	$126,766	$2,713	$988	$130,467
Interest income	39,899	54,696	(11,835)	82,760
Interest expense	1,191	28,029	(12,954)	16,266
Release of credit losses	—	(550)	—	(550)
Total net revenue	165,474	29,930	2,107	197,511

Personnel expenses	106,213	12,481	—	118,694
Occupancy	2,833	727	—	3,560
Equipment	6,566	572	—	7,138
Intersegment (income) expense	4,270	(4,270)	—	—
Other operating expense	21,930	8,833	—	30,763
Total operating expense	141,812	18,343	—	160,155
Pre-tax income	$23,662	$11,587	$2,107	$37,356

Goodwill	$17,173	$136	$—	$17,309
Other intangible assets, net	3,345	—	—	3,345
Total assets	1,586,388	1,103,173	(210,939)	2,478,622
Average funding sources	$1,353,499	$810,903	$—	$2,164,402

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
2022
Fee income	$120,234	$3,606	$1,142	$124,982
Interest income	28,528	40,913	(7,115)	62,326
Interest expense	166	4,143	(827)	3,482
Provision for credit losses	—	1,350	—	1,350
Total net revenue	148,596	39,026	(5,146)	182,476

Personnel expenses	94,537	11,937	—	106,474
Occupancy	2,965	711	—	3,676
Equipment	6,082	586	—	6,668
Intersegment (income) expense	3,350	(3,350)	—	—
Other operating expense	15,182	7,576	—	22,758
Total operating expense	122,116	17,460	—	139,576
Pre-tax income	$26,480	$21,566	$(5,146)	$42,900

Goodwill	$17,173	$136	$—	$17,309
Other intangible assets, net	4,126	—	—	4,126
Total assets	1,595,939	1,182,439	(205,355)	2,573,023
Average funding sources	$1,379,355	$953,346	$—	$2,332,701

Intersegment (income) expense primarily relates to payment processing fees paid by the Information Services segment to the Banking services segment. The Corporate elimination for total assets and interest income and interest expense primarily relates to allocated funds and related interest depending on funding needs of the operating segments.

Note 18
Leases
The Company leases certain premises under operating leases. As of December 31, 2024, the Company had lease liabilities of $7.4 million and right-of-use assets of $7.0 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Included in occupancy expense on the consolidated statements of income for 2024 was operating lease cost of $1.3 million, short-term lease cost of $356,000, and there was no variable lease cost. The Company paid cash of $1.3 million for operating lease amounts included in the measurement of lease liabilities for the year ended December 31, 2024. No right-of-use assets were obtained in exchange for lease liabilities during the year ended December 31, 2024.
For the year ended December 31, 2024, the weighted average remaining lease term for the operating leases was 6.4 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.54%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised.
A maturity analysis of operating lease liabilities and undiscounted cash flows as of December 31, 2024 is as follows:

(In thousands)	December 31, 2024
Lease payments due
Less than 1 year	$1,345
1-2 years	1,350
2-3 years	1,350
3-4 years	1,314
4-5 years	1,130
Over 5 years	1,774
Total undiscounted cash flows	8,263
Discount on cash flows	835
Total lease liability	$7,428
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2024. At December 31, 2024, the Company did not have any leases that had not yet commenced.
Note 19
Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2024, and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 20
Condensed Financial Information of Parent Company
Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets December 31,
(In thousands)	2024	2023
Assets
Cash and due from banks	$242,693	$17,003
Short-term investments	50,410	186,169
Securities available-for-sale, at fair value	428,422	399,339
Loans, net	53,841	70,833
Payments in advance of funding	208,530	198,861
Investments in subsidiaries	194,102	188,304
Premises and equipment, net	33,909	29,765
Investments in bank-owned life insurance	50,325	49,159
Goodwill	21,216	17,172
Other intangible assets, net	5,007	3,346
Accounts and drafts receivable from customers	55,906	110,651
Other assets	56,872	51,180
Total assets	$1,401,233	$1,321,782
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	$1,143,661	$1,069,338
Other liabilities	28,542	22,635
Total liabilities	1,172,203	1,091,973
Total shareholders’ equity	229,030	229,809
Total liabilities and shareholders’ equity	$1,401,233	$1,321,782

	Condensed Statements of Income For the Years Ended December 31,
(In thousands)	2024	2023	2022
Equity in undistributed income of subsidiaries	$2,349	$19,281	$10,618
Dividends received from subsidiaries	20,000	7,500	15,000
Income from subsidiaries – management fees	4,304	4,230	4,315
Processing fees	80,287	77,219	74,382
Financial fees	41,965	44,436	42,243
Other fees	4,485	3,804	2,606
Net interest income after provision for (release of ) credit losses	20,466	19,287	13,435
Total revenue	173,856	175,757	162,599
Expenses:
Salaries and employee benefits	106,568	105,114	94,047
Other expenses	50,640	40,440	32,406
Total expenses	157,208	145,554	126,453
Income before income tax expense	16,648	30,203	36,146
Income tax (benefit) expense	(2,520)	144	1,242
Net income	$19,168	$30,059	$34,904

	Condensed Statements of Cash Flows For the Years Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$19,168	$30,059	$34,904
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(2,349)	(19,281)	(10,618)
Net change in other assets	(6,259)	(4,427)	(4,640)
Net change in other liabilities	1,737	(2,870)	6,462
Share-based compensation expense	3,199	4,139	6,732
Other, net	12,612	10,149	10,412
Net cash provided by operating activities	28,108	17,769	43,252
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	33,130	86,722	3,838
Proceeds from maturities of securities available-for-sale	49,712	23,032	44,566
Purchases of securities available-for-sale	(119,744)	(15,332)	(45,340)
Net decrease (increase) in loans	16,992	3,977	(34,295)
Net (increase) decrease in payments in advance of funding	(9,669)	94,914	(2,347)
Purchase of bank-owned life insurance	—	—	(4,000)
Purchases of premises and equipment, net	(9,286)	(14,262)	(5,851)
Asset acquisition	(2,954)	—	(4,814)
Net cash (used in) provided by investing activities	(41,819)	179,051	(48,243)
Cash flows from financing activities:
Net decrease (increase) in accounts and drafts receivable from customers	54,746	(14,872)	(90,787)
Net increase in accounts and drafts payable	74,323	11,875	16,393
Cash dividends paid	(16,463)	(15,959)	(15,442)
Purchase of common shares for treasury	(7,248)	(5,773)	(5,299)
Other financing activities, net	(1,716)	(834)	(594)
Net cash provided by (used in) financing activities	103,642	(25,563)	(95,729)
Net increase (decrease) in cash and cash equivalents	89,931	171,257	(100,720)
Cash and cash equivalents at beginning of year	203,172	31,915	132,635
Cash and cash equivalents at end of year	$293,103	$203,172	$31,915

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cass Information Systems, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the qualitative risk factors related to the allowance for credit losses on loans evaluated on a collective basis
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses as of December 31, 2024 was $13.4 million, of which $13.4 million was related to the allowance for credit losses on loans evaluated on a collective basis (the “collective ACL”). The December 31, 2024 collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. The Company estimated the collective ACL using a weighted-average remaining maturity (“WARM”) model that utilizes expected annual remaining loan balance, historical loss rates, a reasonable and supportable forecast, and reversion adjustments. Additionally, the collective ACL includes subjective qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. Given the Company’s recent historical loss experience, the impact of the qualitative risk factors related to the collective ACL is a substantial percentage of the overall collective ACL. These qualitative risk factors may increase or reduce reserve levels and include adjustments for assumptions related to loan concentrations, lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, value of underlying collateral, and loan portfolio growth.
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
March 5, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, is included below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cass Information Systems, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Cass Information Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity, for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 5, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
St. Louis, Missouri
March 5, 2025

ITEM 9B. OTHER INFORMATION
a.None.
b.During the three months ended December 31, 2024, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangements" or any "non-Rule 10b5-1 trading arrangement," as such terms are defined under Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this Item 10 is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors – Proposal 1,” “Executive Compensation and Related Information.”
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
The Company has adopted a Treatment and Use of Confidential Information and Prohibition of Insider Trading Policy that governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the Company. A copy of the Company's Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.
On January 21, 2025, the Board approved and adopted the Third Amended and Restated Bylaws of the Company (as so amended, the “Bylaws”). The amendments include the following principal changes as it relates to shareholder proposals and nominees for Director:

Advance Notice – Shareholder Proposals. The amendments modify the existing advance notice disclosure requirements contained in the Bylaws to require that a shareholder proposing business for consideration at an annual meeting must provide (i) certain additional information about the shareholder and, if applicable, the beneficial owner on whose behalf the behalf the business is submitted, and any interest such shareholder or owner has in the business submitted; (ii) the text of the proposal or business to be presented; (iii) information required to be provided pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and (iv) certain representations as to whether the submitting shareholder or beneficial owner is part of a group that intends to deliver or solicit proxies from the requisite number of shareholders to adopt the proposal or pass the business submitted for consideration.

Advance Notice – Shareholder Nominees for Director. The amendments add a provision to clarify and expand the advance notice requirements for a shareholder nominating a candidate or candidates for election as director of the Company. The Bylaws require that such nominations by a shareholder be made pursuant to a notice delivered to the Secretary of the Company not less than 60 days nor more than 90 days prior the first anniversary of the preceding year’s annual meeting, or as otherwise noted if the annual meeting date has changed by more than 30 days before or after such anniversary date or in the case of a special meeting. The notice must set forth, among other matters, (a) as to each nominee, (i) all information relating to the nominee that is required to be disclosed pursuant to Regulation 14A under the Exchange Act; (ii) the class and number of shares of the Company that are beneficially owned by the nominee; and (iii) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons pursuant to which the nominations are to be made; and (b) as to such shareholder, (i) the name and address of such shareholder and the beneficial owner, if any, on whose behalf the nomination is made; and (ii) the class and number of shares of the Company that are beneficially owned by such shareholder and the beneficial owner, if any, on whose behalf the nomination is made, and any material interest of such shareholder and owner. The chairperson of the meeting may, if the facts warrant, determine that a nomination was not made in accordance with the Bylaws and declare that the defective nomination shall be disregarded.

Conduct of Nominations and Proposals by Shareholders. The amendments to the Bylaws also clarify that if a shareholder submitting a notice for proposed business or director nominee (or a qualified representative of the shareholder) does not appear at the meeting of shareholders to present a nomination or business, such nomination shall be disregarded and such proposed business shall not be transacted. In addition, a shareholder submitting notice of proposed business or a director nominee must also comply with all applicable Exchange Act requirements, and nothing in the Bylaws affects the rights of a shareholder to request inclusion of a proposal in the Company’s proxy statement under Rule 14a-8 under the Exchange Act.

The foregoing description of the Bylaws, as amended, is qualified in its entirety by the Bylaws, which are attached to this Annual Report Form 10-K as Exhibit 3.5.
ITEM 11. EXECUTIVE COMPENSATION
Certain information required pursuant to this Item 11 is incorporated herein by reference to the sections entitled “Election of Directors – Proposal 1” and “Executive Compensation and Related Information” of the Company’s 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required pursuant to this Item 12 is incorporated herein by reference to the section entitled “Beneficial Ownership of Securities” of the Company’s 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
Securities Authorized for Issuance under Equity Compensation Plans
The following information is as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	129,970	$43.21	868,435

Equity compensation plans not approved by security holders	—	—	—
Total	129,970	$43.21	868,435
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning our principal accountant’s fees and services is incorporated herein by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Proposal 3” of the Company’s 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated by reference in or filed as an exhibit to this report:

	(1) and	(2)	Financial Statements and Financial Statement Schedules
Included in Item 8 of this report.

		(3)	Exhibits listed under (b) of this Item 15.

(b)	Exhibits

		3.1	Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.

		3.2	Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.

		3.3	Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006.

		3.4	Second Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on July 21, 2016.

		3.5	Third Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on 8-K, filed with the SEC on January 24, 2025.

		4.1	Description of the Registrant’s securities, incorporated by reference to Exhibit 4.1 to the Annual report on Form 10-K filed with the SEC on February 28, 2020.

		10.1	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003.*

		10.2	Amended and Restated Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.*

		10.3	Amendment and Restatement of the Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

		10.4	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the year ended December 31, 2016.*

		10.5	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the year ended December 31, 2016.*

		10.6	Description of Cass Information Systems, Inc. Profit Sharing Program, incorporated by reference to Exhibit 10.7 to the annual report on Form 10-K for the year ended December 31, 2022*

		10.7	Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 21, 2023.*

10.8
Form of Restricted Stock Award Agreement for Employees under the Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on April 21, 2023.*

10.9
Form of Restricted Stock Award Agreement for Non-Employee Directors under the Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended March 31, 2023.*

10.10
Form of Restricted Stock Unit Award Agreement for Employees under the Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on January 24, 2025.*

		19	Insider Trading Policy

		21	Subsidiaries of registrant.

		23	Consent of Independent Registered Public Accounting Firm.

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		97	Cass Information Systems, Inc. Clawback Policy, incorporated by reference to Exhibit 97 to the annual report on Form 10-K for the year ended December 31, 2023.

		101.INS	XBRL Instance Document.

		101.SCH	XBRL Taxonomy Extension Schema Document.

		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

		101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

		104	Cover Page Interactive Data File
*Management contract or compensatory plan arrangement
(c) None.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: March 5, 2025	By	/s/ Martin H. Resch
Martin H. Resch
President and CEO (Principal Executive Officer)

Date: March 5, 2025	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: March 5, 2025	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber

Date: March 5, 2025	By	/s/ Ralph W. Clermont
Ralph W. Clermont

Date: March 5, 2025	By	/s/ Robert A. Ebel
Robert A. Ebel

Date: March 5, 2025	By	/s/ Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: March 5, 2025	By	/s/ Wendy J. Henry
Wendy J. Henry

Date: March 5, 2025	By	/s/ James J. Lindemann
James J. Lindemann

Date: March 5, 2025	By	/s/ Ann W. Marr
Ann W. Marr

Date: March 5, 2025	By	/s/ Martin H. Resch
Martin H. Resch

Date: March 5, 2025	By	/s/ Sally H. Roth
Sally H. Roth

Date: March 5, 2025	By	/s/ Joseph D. Rupp
Joseph D. Rupp

Date: March 5, 2025	By	/s/ Randall L. Schilling
Randall L. Schilling

Date: March 5, 2025	By	/s/ Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.