Form 10-Q
period 2025-03-31
CASS INFORMATION SYSTEMS INC
filed 2025-05-07
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of May 7, 2025: Common stock, par value $.50 per share – 13,359,999 shares outstanding.

Forward-looking Statements - Factors That May Affect Future Results
This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Cash and due from banks	$12,441	$19,328
Short-term investments	208,233	330,400
Cash and cash equivalents	220,674	349,728
Securities available-for-sale, at fair value	576,510	528,021

Loans	1,141,874	1,081,989
Less: Allowance for credit losses	14,286	13,395
Loans, net	1,127,588	1,068,594
Payments in advance of funding	175,326	208,530
Premises and equipment, net	31,748	30,576
Investment in bank-owned life insurance	50,767	50,325
Goodwill	16,164	16,333
Other intangible assets, net	4,622	4,914
Accounts and drafts receivable from customers	40,465	55,906
Other assets	60,536	67,741
Assets of discontinued operations	14,057	14,413
Total assets	$2,318,457	$2,395,081

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$363,798	$251,230
Interest-bearing	636,277	716,686
Total deposits	1,000,075	967,916
Accounts and drafts payable	1,016,324	1,129,610
Other liabilities	48,823	46,211
Liabilities of discontinued operations	18,988	22,314
Total liabilities	2,084,210	2,166,051

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at March 31, 2025 and December 31, 2024; 13,423,824 and 13,504,104 shares outstanding at March 31, 2025 and December 31, 2024, respectively.	7,753	7,753
Additional paid-in capital	203,755	205,593
Retained earnings	153,278	148,487
Common shares in treasury, at cost (2,081,948 shares at March 31, 2025 and 2,001,668 shares at December 31, 2024)	(91,025)	(87,615)
Accumulated other comprehensive loss	(39,514)	(45,188)
Total shareholders’ equity	234,247	229,030
Total liabilities and shareholders’ equity	$2,318,457	$2,395,081
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended March 31,
	2025	2024
Fee Revenue and Other Income:
Processing fees	$16,469	$16,859
Financial fees	9,961	10,598
Other	1,608	1,267
Total fee revenue and other income	28,038	28,724

Interest Income:
Interest and fees on loans	15,350	12,776
Interest and dividends on securities:
Taxable	3,515	3,519
Exempt from federal income taxes	632	918
Interest on federal funds sold and other short-term investments	3,893	4,441
Total interest income	23,390	21,654

Interest Expense:
Interest on deposits	4,116	5,178
Interest on short-term borrowings	—	—
Total interest expense	4,116	5,178
Net interest income	19,274	16,476
Provision for credit losses	905	95
Net interest income after provision for credit losses	18,369	16,381
Total net revenue	46,407	45,105

Operating Expense:
Salaries and commissions	21,165	20,971
Share-based compensation	1,241	1,195
Net periodic pension cost	—	195
Other benefits	4,873	4,546
Total personnel expenses	27,279	26,907
Occupancy	721	676
Equipment	2,294	1,831
Amortization of intangible assets	293	173
Bad debt recovery	(2,000)	—
Other operating expense	6,943	6,621
Total operating expense	35,530	36,208
Income from continuing operations, before income tax expense	10,877	8,897
Income tax expense	2,326	1,833
Net income from continuing operations	8,551	7,064
Income from discontinued operations, net of tax	415	88
Net income	$8,966	$7,152

Basic earnings per share from continuing operations	$.64	$.52
Basic earnings per share from discontinued operations	.03	.01
Basic earnings per share	$.67	$.53

Diluted earnings per share from continuing operations	$.63	$.51
Diluted earnings per share from discontinued operations	.03	.01
Diluted earnings per share	$.66	$.52
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Comprehensive Income:
Net income	$8,966	$7,152
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	7,243	(2,096)
Tax effect	(1,724)	499
Reclassification adjustments for losses included in net income	18	—
Tax effect	(4)	—
Foreign currency translation adjustments	141	(90)
Total comprehensive income	$14,640	$5,465
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$8,966	$7,152
Less: net income from discontinued operations	415	88
Net income from continuing operations	8,551	7,064
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	293	173
Net amortization of premium/discount on investment securities	465	1,037
Depreciation	1,401	1,088
Losses on sales of securities	18	—
Share-based compensation expense	1,241	1,195
Provision for credit losses	905	95
Increase in current income tax liability	2,382	1,786
Decrease in accounts receivable	1,950	351
Other operating activities, net	3,652	(3,945)
Net cash provided by operating activities - continuing operations	20,858	8,844
Net cash provided by operating activities - discontinued operations	707	983
Net cash provided by operating activities	21,565	9,827

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	23,012	—
Proceeds from maturities of securities available-for-sale	15,820	14,559
Purchase of securities available-for-sale	(80,542)	(37,504)
Net increase in loans	(59,884)	(22,679)
Decrease (increase) in payments in advance of funding	33,204	(22,691)
Purchases of premises and equipment, net	(2,573)	(3,487)
Net cash used investing activities - continuing operations	(70,963)	(71,802)
Net cash used in investing activities - discontinued operations	(62)	(174)
Net cash used in investing activities	(71,025)	(71,976)

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	112,568	(111,480)
Net (decrease) increase in interest-bearing demand and savings deposits	(81,494)	51,116
Net increase (decrease) in time deposits	1,085	(1,358)
Net decrease in accounts and drafts receivable from customers	15,440	77,795
Net decrease in accounts and drafts payable	(113,286)	(129,993)
Cash dividends paid	(4,175)	(4,089)
Purchase of common shares for treasury	(5,076)	(1,054)
Other financing activities, net	(1,456)	(1,870)
Net cash used in financing activities - continuing operations	(76,394)	(120,933)
Net cash (provided by) used in financing activities - discontinued operations	(3,200)	3,417
Net cash used in financing activities	(79,594)	(117,516)
Net decrease in cash and cash equivalents	(129,054)	(179,665)
Cash and cash equivalents at beginning of period	349,728	372,468
Cash and cash equivalents at end of period	$220,674	$192,803

Supplemental information:
Cash paid for interest	$4,369	$5,425
Cash paid for income taxes	49	61
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2023	$7,753	$208,007	$145,782	$(84,264)	$(47,469)	$229,809
Net income			7,152			7,152
Cash dividends ($0.30 per share)			(4,089)			(4,089)
Issuance of 105,686 common shares pursuant to share-based compensation plans, net		(4,904)		3,034		(1,870)
Share-based compensation expense		1,258		(32)		1,226
Purchase of 23,271 common shares				(1,054)		(1,054)
Other comprehensive loss					(1,687)	(1,687)
Balance, March 31, 2024	$7,753	$204,361	$148,845	$(82,316)	$(49,156)	$229,487

Balance, December 31, 2024	$7,753	$205,593	$148,487	$(87,615)	$(45,188)	$229,030
Net income			8,966			8,966
Cash dividends ($0.31 per share)			(4,175)			(4,175)
Issuance of 95,114 common shares pursuant to share-based compensation plans, net		(3,122)		1,666		(1,456)
Share-based compensation expense		1,284		—		1,284
Purchase of 116,109 common shares				(5,076)		(5,076)
Other comprehensive gain					5,674	5,674
Balance, March 31, 2025	$7,753	$203,755	$153,278	$(91,025)	$(39,514)	$234,247

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K").
Note 2 - Discontinued Operations and Assets and Liabilities Held for Sale
On April 7, 2025, the Company signed an Asset Purchase Agreement providing for the sale of its telecom expense management and managed mobility solutions business unit ("TEM Business Unit") to Asignet USA Inc ("Asignet"). The Asset Purchase Agreement with Asignet reflects a purchase price of $18.0 million with a closing date expected to be during the second quarter of 2025, pending the ability to meet certain closing conditions. The Company also signed a Transition Services Agreement with Asignet to provide certain information technology, data ingestion, and payment processing services for a period of time after closing of the transaction.
The Company has applied discontinued operations accounting in accordance with Accounting Standards Codification, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold related to the Company's TEM Business Unit as of March 31, 2025 and December 31, 2024, and for the three-months ended March 31, 2025, and 2024, as applicable. The sale of the TEM Business Unit represents a strategic shift due to the Company completely exiting both the telecom expense management and managed mobility solutions businesses. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted. The TEM Business Unit is included in the Information Services operating segment.
The carrying amount of major classes of assets and liabilities included as part of discontinued operations at March 31, 2025, and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
(In thousands except share and per share data)
Assets
Premises and equipment, net	$3,605	$3,598
Goodwill	5,019	5,019
Other intangible assets, net	83	93
Other assets	5,350	5,703
Assets of discontinued operations	$14,057	$14,413

Liabilities
Accounts and drafts payable	$16,465	$19,665
Other liabilities	2,523	2,649
Liabilities of discontinued operations	$18,988	$22,314

Income from discontinued operations, net of tax, for the quarters ended March 31, 2025, and 2024 are as follows:

	Three Months Ended March 31,
(In thousands except per share data)	2025	2024
Fee Revenue and Other Income:
Processing fees	$4,205	$4,394
Financial fees	413	179
Total fee revenue and other income	4,618	4,573

Operating Expense:
Salaries and commissions	2,756	3,004
Share-based compensation	43	31
Other benefits	616	664
Total personnel expenses	3,415	3,699
Occupancy	181	185
Equipment	51	51
Amortization of intangible assets	9	18
Other operating	434	509
Total operating expense	4,090	4,462
Income from discontinued operations, before income tax expense	528	111
Income tax expense	113	23
Net income from discontinued operations	$415	$88
Note 3 – Intangible Assets
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
Details of the Company’s intangible assets are as follows:

	March 31, 2025		December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,215	$(4,794)	$6,314	$(4,729)
Software	5,512	(2,579)	5,412	(2,358)
Trade name	373	(105)	373	(98)
Unamortized intangible assets:
Goodwill	16,164	—	16,333	—
Total intangible assets	$28,264	$(7,478)	$28,432	$(7,185)
The customer lists are amortized over 5 to 10 years; software over 3 to 7 years; the trade names over 10 to 20 years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $293,000 and $173,000 for the three months ended March 31, 2025 and 2024, respectively. Estimated annual amortization of intangibles is $1.2 million in 2025, $1.1 million in 2026, $738,000 in 2027, $730,000 in 2028, and $699,000 in 2029.

Note 4 – Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding.
The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended March 31,
	2025	2024
Basic:
Earnings from continuing operations	$8,551	$7,064
Earnings from discontinued operations	415	88
Net income	$8,966	$7,152
Weighted-average common shares outstanding	13,398,183	13,530,228
Basic earnings per share from continuing operations	$0.64	$0.52
Basic earnings per share from discontinued operations	$0.03	$0.01
Basic earnings per share	$0.67	$0.53

Diluted:
Earnings from continuing operations	$8,551	$7,064
Earnings from discontinued operations	415	88
Net income	$8,966	$7,152
Weighted-average common shares outstanding	13,398,183	13,530,228
Effect of dilutive restricted stock and stock appreciation rights	245,094	255,049
Weighted-average common shares outstanding assuming dilution	13,643,277	13,785,277
Diluted earnings per share from continuing operations	$0.63	$0.51
Diluted earnings per share from discontinued operations	$0.03	$0.01
Diluted earnings per share	$0.66	$0.52
Note 5 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, in October 2023, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock with no expiration date. As of March 31, 2025, the Company had 202,472 shares remaining available for repurchase under the program. The Company repurchased 116,109 and 23,271 shares during the three months ended March 31, 2025 and 2024, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.
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
The Information Services segment provides transportation, energy, telecommunication, and environmental invoice processing and payment services to large corporations. In addition, this segment provides church management software and on-line generosity services primarily for faith-based ministries. As discussed in Note 2 to the consolidated financial statements, the Company applied discontinued operations accounting to the assets and liabilities being sold related to the TEM Business Unit as of three-months ended March 31, 2025 and 2024, as applicable. The TEM Business Unit is included in the Information Services operating segment. The Banking Services segment provides banking services primarily to privately held businesses, franchise restaurants and faith-based ministries, as well as supporting the banking needs of the Information Services segment.
The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s 2024 Form 10-K. Management and the chief operating decision maker evaluates segment performance based on pre-tax income after allocations for corporate expenses. Transactions between segments are accounted for at what management believes to be fair value.
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
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.
Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2025:
Fee income	$27,006	$608	$424	$28,038
Interest income	10,565	16,204	(3,379)	23,390
Interest expense	267	7,710	(3,861)	4,116
Provision for credit losses	—	905	—	905
Total net revenue	37,304	8,197	906	46,407

Personnel expenses	24,121	3,158	—	27,279
Occupancy	527	194	—	721
Equipment	2,227	67	—	2,294
Bad debt recovery	(2,000)	—	—	(2,000)
Intersegment expense (income)	873	(873)	—	—
Other operating expense	5,066	2,170	—	7,236
Total operating expense	30,814	4,716	—	35,530
Pre-tax income from continuing operations	6,490	3,481	906	10,877
Pre-tax income from discontinued operations	528	—	—	528

Goodwill	16,028	136	—	16,164
Other intangible assets, net	4,622	—	—	4,622
Total assets	1,449,282	1,213,879	(344,704)	2,318,457
Average funding sources	$1,338,134	$767,276	$—	$2,105,410

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2024:
Fee income	$27,747	$640	$337	$28,724
Interest income	10,191	13,884	(2,421)	21,654
Interest expense	598	7,890	(3,310)	5,178
Provision for credit losses	—	95	—	95
Total net revenue	37,340	6,539	1,226	45,105

Personnel expenses	23,881	3,026	—	26,907
Occupancy	509	167	—	676
Equipment	1,736	95	—	1,831
Intersegment expense (income)	1,038	(1,038)	—	—
Other operating expense	4,680	2,114	—	6,794
Total operating expense	31,844	4,364	—	36,208
Pre-tax income from continuing operations	5,496	2,175	1,226	8,897
Pre-tax income from discontinued operations	111	—	—	111

Goodwill	12,153	136	—	12,289
Other intangible assets, net	3,034	—	—	3,034
Total assets	1,386,858	1,122,954	(216,233)	2,293,579
Average funding sources	$1,293,848	$799,740	$—	$2,093,588

Intersegment income (expense) primarily relates to payment processing fees paid by the Information Services segment to the Banking services segment. The Corporate elimination for total assets and interest income and interest expense primarily relates to allocated funds and related interest depending on funding needs of the operating segments.
Note 7 – Loans by Type
A summary of loans is as follows:

(In thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$612,355	$559,262
Real estate:
Commercial:
Mortgage	116,880	119,194
Construction	9,125	9,134
Faith-based:
Mortgage	383,641	368,881
Construction	19,873	25,518
Other	—	—
Total loans	$1,141,874	$1,081,989

The following table presents the aging of loans past due by category at March 31, 2025 and December 31, 2024:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
March 31, 2025
Commercial and industrial	$612,355	$—	$—	$—	$—	$612,355
Real estate
Commercial:
Mortgage	116,880	—	—	—	—	116,880
Construction	9,125	—	—	—	—	9,125
Faith-based:
Mortgage	383,641	—	—	—	—	383,641
Construction	19,873	—	—	—	—	19,873
Other	—	—	—	—	—	—
Total	$1,141,874	$—	$—	$—	$—	$1,141,874
December 31, 2024
Commercial and industrial	$559,262	$—	$—	$—	$—	$559,262
Real estate
Commercial:
Mortgage	119,194	—	—	—	—	119,194
Construction	9,134	—	—	—	—	9,134
Faith-based:
Mortgage	368,881	—	—	—	—	368,881
Construction	25,518	—	—	—	—	25,518
Other	—	—	—	—	—	—
Total	$1,081,989	$—	$—	$—	$—	$1,081,989

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2025 and December 31, 2024:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
March 31, 2025
Commercial and industrial	$581,183	$31,172	$—	$612,355
Real estate
Commercial:
Mortgage	113,765	3,115	—	116,880
Construction	9,125	—	—	9,125
Faith-based:
Mortgage	369,070	14,571	—	383,641
Construction	19,873	—	—	19,873
Other	—	—	—	—
Total	$1,093,016	$48,858	$—	$1,141,874
December 31, 2024
Commercial and industrial	$527,690	$31,572	$—	$559,262
Real estate
Commercial:
Mortgage	116,063	3,131	—	119,194
Construction	9,134	—	—	9,134
Faith-based:
Mortgage	352,356	16,525	—	368,881
Construction	25,518	—	—	25,518
Other	—	—	—	—
Total	$1,030,761	$51,228	$—	$1,081,989

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

There were two loans modified during the three months ended March 31, 2025. There were no loans modified during the three months ended March 31, 2024.
The following table shows the amortized cost of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2025, segregated by category and type of modification.

(In thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Percentage of Total Loans Held for Investment
Commercial and industrial	$—	$29,191	$—	$—	4.77%
Total	$—	$29,191	$—	$—	2.56%
Both loans modified during the three months ended March 31, 2025 were due to term extensions coupled with an interest rate increase.
The following table shows the payment status of loans that have been modified to borrowers experiencing financial difficulty in the last twelve months:

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial and industrial	$29,191	$—	$—	$—	$—
Total	$29,191	$—	$—	$—	$—
At March 31, 2025, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

There were no modified loans that had a payment default during the three months ended March 31, 2025 that had been modified due to the borrower experiencing financial difficulty within the 12 previous months preceding the default.
Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. There were no loans written off during the three months ended March 31, 2025.
The Company had no loans evaluated for expected credit losses on an individual basis as of March 31, 2025, and December 31, 2024, respectively.
There were no foreclosed loans recorded as other real estate owned as of March 31, 2025 or December 31, 2024.
A summary of the activity in the allowance for credit losses (“ACL”) by category for the three months ended March 31, 2025 and year-ended December 31, 2024 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at January 1, 2024	$5,412	$1,093	$6,476	$108	$13,089
Provision for (release of) credit losses	485	(70)	(218)	109	306
Balance at December 31, 2024	$5,897	$1,023	$6,258	$217	$13,395
Provision for (release of) credit losses (1)	760	(34)	194	(29)	891
Balance at March 31, 2025	$6,657	$989	$6,452	$188	$14,286

(1)	For the three months ended March 31, 2025, there was a provision for credit losses of $14,000 for unfunded commitments.

Note 8 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. As more fully described in the Form 10-K, such activities include traditional off-balance sheet credit-related financial instruments. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. An allowance for unfunded commitments of $287,000 and $273,000 had been recorded at March 31, 2025 and December 31, 2024, respectively.
At March 31, 2025, the balances of unfunded commitments, standby and commercial letters of credit were $172.2 million, $12.2 million, and $1.1 million, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.
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
On March 28, 2025, the Company and Rubicon, in order to fully resolve the above matters, signed a Settlement Agreement and Mutual Release whereby Rubicon made an initial payment to the Company of $2.0 million. The Company recorded a bad debt recovery of $2.0 million in the consolidated statement of income for the three-months ended March 31, 2025 upon receipt of the initial payment of $2.0 million. Rubicon also agreed to a fully amortizing, interest-bearing Promissory Note of $5.0 million, with annual payments, maturing July 1, 2029.
Note 9 – Share-Based Compensation
On February 16, 2023, the Board of Directors adopted the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan"), which was approved by the Company's shareholders on April 18, 2023. The 2023 Omnibus Plan permits the issuance of up to 1.0 million shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units, phantom stock, and performance awards. During the three months ended March 31, 2025, 39,766 time-based restricted shares and 56,043 performance-based restricted shares were granted under the 2023 Omnibus Plan. Share-based compensation expense for the three months ended March 31, 2025 and 2024 was $1.2 million.
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
As of March 31, 2025, the total unrecognized compensation expense related to non-vested restricted shares was $2.5 million, and the related weighted-average period over which it is expected to be recognized is approximately 1.57 years.
Following is a summary of the activity of the Company's restricted stock for the three months ended March 31, 2025, with total shares and weighted-average fair value:

	Three Months Ended March 31, 2025
	Shares	Fair Value
Balance at December 31, 2024	254,808	$42.87
Granted	39,766	41.54
Vested	(37,232)	39.58
Balance at March 31, 2025	257,342	$43.14

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
Following is a summary of the activity of the PBRS for the three months ended March 31, 2025, based on 100% of target value:

	Three Months Ended March 31, 2025
	Shares	Fair Value
Balance at December 31, 2024	158,428	$43.87
Granted	56,043	41.46
Vested	(55,848)	39.58
Forfeitures	(887)	43.48
Balance at March 31, 2025	157,736	$44.54
The PBRS that vested during the three months ended March 31, 2025 were based on the Company's achievement of 99.1% of target financial goals for the 2022-2024 performance period, resulting in the issuance of 55,348 shares of common stock. The outstanding PBRS at March 31, 2025 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
Note 10 – Defined Pension Plans
The Company had a noncontributory defined-benefit pension plan (the “Plan”), which covered eligible employees that was terminated in 2024. The Company recorded net periodic pension cost of $0 and $195,000 for the three months ended March 31, 2025, and March 31, 2024, respectively related to the Plan.
In addition to the Plan, the Company has an unfunded supplemental executive retirement plan (the "SERP"). There are no current employees earning benefits and therefore, there is no service cost associated with the SERP. The following table represents the components of the net periodic cost for the SERP:

(In thousands)	Estimated 2025	Actual 2024
Interest cost on projected benefit obligation	$463	$450
Net amortization	(13)	—
Net periodic pension cost	$450	$450
SERP cost recorded to expense was $113,000 for both the three month periods ended March 31, 2025, and March 31, 2024, respectively.
Note 11 – Income Taxes
The effective tax rate was 21.4% and 20.6% for the three months ended March 31, 2025, and March 31, 2024, respectively. The effective tax rate for all periods differs from the statutory rate of 21% primarily due to the tax-exempt interest received from municipal bonds and bank-owned life insurance, among other factors.
Note 12 – Investment in Securities
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

	March 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$181,986	$7	$(15,570)	$166,423
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	339,357	637	(29,987)	310,007
Corporate bonds	72,755	—	(6,841)	65,914
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	34,837	—	(671)	34,166
Total	$628,935	$644	$(53,069)	$576,510

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$188,933	$4	$(16,973)	$171,964
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	267,359	11	(34,095)	233,275
Corporate bonds	95,841	3	(8,058)	87,786
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	35,575	—	(579)	34,996
Total	$587,708	$18	$(59,705)	$528,021
The fair values of securities with unrealized losses are as follows:

	March 31, 2025
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$2,531	$2	$158,903	$15,568	$161,434	$15,570
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	92,058	1,251	134,763	28,736	226,821	29,987
Corporate bonds	7,953	46	57,960	6,795	65,913	6,841
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	34,165	671	34,165	671
Total	$102,542	$1,299	$385,791	$51,770	$488,333	$53,069

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$4,082	$8	$163,893	$16,964	$167,975	$16,972
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	85,272	2,086	139,676	32,009	224,948	34,095
Corporate bonds	7,901	99	66,860	7,960	74,761	8,059
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	30,575	579	30,575	579
Total	$97,255	$2,193	$401,004	$57,512	$498,259	$59,705
There were 234 securities, or 91.1% (208 of which for greater than 12 months), in an unrealized loss position as of March 31, 2025. The unrealized losses at March 31, 2025 were primarily attributable to changes in market interest rates after the securities were purchased. The Company does not currently intend to sell, and based on current conditions, the Company does not believe it will be required to sell these available-for-sale securities before the recovery of the amortized cost basis, which may be the maturity dates of the securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. There were 241 securities, or 96.0% (215 of which for greater than 12 months), in an unrealized loss position as of December 31, 2024. At March 31, 2025 and December 31, 2024, the Company had not recorded an allowance for credit losses on securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2025
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$6,957	$6,949
Due after 1 year through 5 years	93,469	90,294
Due after 5 years through 10 years	236,053	215,926
Due after 10 years	292,456	263,341
Total	$628,935	$576,510
Proceeds from sales of investment securities classified as available-for-sale were $23.0 million and $0 for the three months ended March 31, 2025, and 2024, respectively. Gross realized losses were $18,000 and $0 for the three months ended March 31, 2025 and 2024, respectively. There were no gross realized gains for the three months ended March 31, 2025, and 2024, respectively. There were no securities pledged to secure public deposits or for other purposes at March 31, 2025.

Note 13 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$220,674	$220,674	$349,728	$349,728
Investment securities	576,510	576,510	528,021	528,021
Loans, net	1,127,588	1,116,407	1,068,594	1,046,406
Accrued interest receivable	8,397	8,397	7,979	7,979
Total	$1,933,169	$1,921,988	$1,954,322	$1,932,134
Balance sheet liabilities:
Deposits	$1,000,075	$1,000,075	$967,916	$967,916
Accounts and drafts payable	1,016,324	1,016,324	1,129,610	1,129,610
Accrued interest payable	412	412	666	666
Total	$2,016,811	$2,016,811	$2,098,192	$2,098,192
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and Cash Equivalents - The carrying amount approximates fair value.
Investment in Securities - The fair value is measured on a recurring basis using Level 2 inputs including observable trade data, market data, etc. Refer to Note 12, “Investment in Securities,” for fair value and unrealized gains and losses by investment type.
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
Note 14 – Revenue from Contracts with Customers
Revenue is recognized as the obligation to the customer is satisfied. The following is detail of the Company’s revenue from contracts with clients.
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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope for the periods ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$16,469	$16,859
Financial fees	9,961	10,598
Information services payment and processing revenue	26,430	27,457
Bank service fees	336	281
Fee revenue (in-scope of FASB ASC 606)	26,766	27,738
Other income (out-of-scope of FASB ASC 606)	1,272	986
Total fee revenue and other income	$28,038	$28,724
Note 15 – Leases
The Company leases certain premises under operating leases. As of March 31, 2025, the Company had lease liabilities of $5.0 million and right-of-use assets of $4.9 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three months ended March 31, 2025, operating lease cost was $214,000, short-term lease cost was $54,000, and there was no variable lease cost. At March 31, 2025, the weighted-average remaining lease term for the operating leases was 6.8 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.75%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2024 Form 10-K for information regarding these commitments.
A maturity analysis of operating lease liabilities and undiscounted cash flows as of March 31, 2025 is as follows:

(In thousands)	March 31, 2025
Lease payments due
Less than 1 year	$835
1-2 years	820
2-3 years	826
3-4 years	738
4-5 years	717
Over 5 years	1,594
Total undiscounted cash flows	5,530
Discount on cash flows	495
Total lease liability	$5,035
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2025.

Note 16 – Subsequent Events
As further discussed in note 2, on April 7, 2025, the Company signed an Asset Purchase Agreement providing for the sale of its TEM Business Unit to Asignet.. The Asset Purchase Agreement with Asignet reflects a purchase price of $18.0 million with a closing date expected to be during the second quarter of 2025, pending the ability to meet certain closing conditions. The Company also signed a Transition Services Agreement with Asignet to provide certain information technology, data ingestion, and payment processing services for a period of time after closing of the transaction.
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2025. There were no other events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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
Various factors will influence the Company’s revenue and profitability, such as changes in the general level of interest rates, which has a significant effect on net interest income; industry-wide factors, such as the willingness of large corporations to outsource key business functions, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers; and economic factors that include the general level of economic activity, the ability to hire and retain qualified staff, the growth and quality of the Bank’s loan portfolio, and the effects of tariffs or other domestic or international governmental policies. For a more detailed discussion of the Company’s revenue drivers and factors that impact the Company’s results of operation and financial condition generally, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2024 Form 10-K.
Recent Industry Developments
The transportation industry continues to experience a decline in overall freight rates caused by an ongoing freight recession. The freight recession adversely affects the number of freight transactions and dollar amount of invoices processed. Partially as a result, the Company's transportation invoice and dollar volumes declined 4.7% and 3.3%, respectively during the quarter ended March 31, 2025 as compared to the same period in 2024. Transportation dollar volumes are key to the Company’s revenue as higher volumes generally lead to an increase in payment float, which generates interest income, as well as an increase in payments in advance of funding, which generates financial fees.
Recent Items of Note
Net interest income increased 2.7 million, or 16.3%. The increase in net interest income was attributable to the net interest margin improving to 3.75% as compared to 3.26% in the same period last year, in addition to an increase in average interest-earning assets of $41.4 million, or 2.0%. The Company generally benefits from a higher interest rate environment due to a large percentage of its funding sources being non-interest bearing.
On April 7, 2025, the Company signed an Asset Purchase Agreement providing for the sale of its telecom expense management and managed mobility solutions business unit (TEM Business Unit) to Asignet USA Inc. The Asset Purchase Agreement with Asignet (the "Asignet Agreement") reflects a purchase price of $18.0 million with a closing date expected in the second quarter of 2025, pending the ability to meet certain closing conditions.
Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three months ended March 31, 2025 (“first quarter of 2025”) compared to the three months ended March 31, 2024 (“first quarter of 2024”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2024 Form 10-K. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be attained for any other period.

Discontinued Operations

The Company has applied discontinued operations accounting in accordance with Accounting Standards Codification, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold related to the Company's TEM Business Unit as of March 31, 2025 and December 31, 2024, and for the three-months ended March 31, 2025, and 2024, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 and Note 16 to our consolidated financial statements for further discussion regarding discontinued operations and subsequent events associated with discontinued operations.
Summary of Results
The following table summarizes the Company’s operating results:

(In thousands except per share data)	First Quarter of
	2025	2024	% Change
Processing fees	$16,469	$16,859	(2.3)%
Financial fees	9,961	10,598	(6.0)%
Net interest income	19,274	16,476	17.0%
Provision for credit loss	905	95	852.6%
Other	1,608	1,267	26.9%
Total net revenue	46,407	45,105	2.9%
Operating expense	35,530	36,208	(1.9)%
Income before income tax expense	10,877	8,897	22.3%
Income tax expense	2,326	1,833	26.9%
Net income from continuing operations	$8,551	$7,064	21.1%
Income from discontinued operations, net of tax	$415	$88	371.6%
Net income	$8,966	$7,152	25.4%
Diluted earnings per share from continuing operations	$0.63	$0.51	23.5%
Diluted earnings per share from discontinued operations	$0.03	$0.01	200.0%
Diluted earnings per share	$0.66	$0.52	26.9%
Return on average assets	1.51%	1.20%	25.8%
Return on average equity	15.91%	12.66%	25.7%
The Company recorded net revenue of $46.4 million during the first quarter of 2025, up 2.9% from the first quarter of 2024, primarily driven by net interest income. Operating expense decreased 1.9% primarily driven by a bad debt recovery of $2.0 million related to partial consideration received in a litigation settlement. Net income was $9.0 million and diluted EPS was $0.66 per share, increases of 25.4% and 26.9% from the three months period ended March 31, 2024, respectively.
The Company posted a 1.51% return on average assets and 15.91% return on average equity.
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

(In thousands)	First Quarter of
	2025	2024	% Change
Transportation invoice volume	8,355	8,771	(4.7)%
Transportation invoice dollar volume	$8,643,138	$8,939,646	(3.3)%
Facility-related transaction volume [1]	4,225	4,114	2.7%
Facility-related dollar volume [1]	$5,822,935	$5,016,208	16.1%
Average payments in advance of funding	$173,590	$194,338	(10.7)%
Processing fees	$16,469	$16,859	(2.3)%
Financial fees	$9,961	$10,598	(6.0)%
Other fees	$1,608	$1,267	26.9%
1.Includes utility and waste.
Processing fees decreased $390,000, or 2.3%, primarily attributable to decrease in transportation invoice volumes of 4.7%, partially offset by the increase in facility expense invoice volumes of 2.7%.
Financial fees decreased $637,000, or 6.0%, primarily attributable to a decline in transportation dollar volumes of 3.3% and related decline in average payments in advance of funding of 10.7%.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	First Quarter of
	2025	2024	% Change
Average earning assets	$2,104,603	$2,063,239	2.0%
Average interest-bearing liabilities	628,225	631,633	(0.5)%
Net interest income*	19,442	16,720	16.3%
Net interest margin*	3.75%	3.26%
Yield on earning assets*	4.54%	4.27%
Cost of interest-bearing liabilities	2.66%	3.30%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2025 and 2024.
The increase in net interest income is primarily attributable to the net interest margin improving to 3.75% as compared to 3.26% in the same period last year, in addition to an increase in average earning assets of $41.4 million, or 2.0%. The yield on interest-earning assets increased 27 basis points from 4.27% to 4.54% while the cost of interest-bearing liabilities decreased 64 basis points from 3.30% to 2.66%.
Average loans increased $93.3 million, or 9.2%, to $1.11 billion. The increase in average loans was primarily due to growth in the Company's commercial and industrial and faith-based loan portfolios. The average yield on loans increased 55 basis points to 5.61%, primarily due to loan growth at current market interest rates and continued maturing and re-pricing of existing fixed rate loans to current market interest rates.
Average investment securities decreased $83.6 million, or 12.0%, to $611.2 million due to the sale and maturity of investment securities throughout 2024 and the first quarter of 2025 exceeding new purchases. The average yield on taxable investment securities increased 23 basis points to 2.95% as a result of purchases of new investment securities at current market interest rates, which were higher than the average interest rate in the current investment portfolio. The average yield on tax-exempt investment securities declined 15 basis points to 2.54% driven by maturities of higher rate securities.

Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, increased $31.7 million, or 9.0%, to $383.8 million. The increase is primarily a result of the decrease in average investment securities and the increase in average funding sources, partially offset by the increase in average loans. The average yield on short-term investments decreased 96 basis points to 4.11%, primarily due to the decrease in the Federal Funds rate that occurred in the last four months of 2024. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits decreased $3.4 million, or 0.5%, to $628.2 million. Average non-interest-bearing demand deposits decreased $42.7 million, or 9.5%, to $405.2 million. The Company has experienced deposit attrition due to a decrease in the overall level of some larger commercial deposits due to client funding needs for acquisitions and other purposes. The average rate paid on interest-bearing deposits decreased 64 basis points to 2.66% due to the reduction in short-term interest rates in the last four months of 2024.
Average accounts and drafts payable increased $57.9 million, or 5.7%, to $1.07 billion. The increase in average accounts and drafts payable was primarily driven by the increase in facility dollar volumes of 16.1%.
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

(In thousands)	First Quarter of 2025			First Quarter of 2024
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:	$1,109,526	$15,350	5.61%	$1,016,246	$12,776	5.06%
Investment securities[3]:
Taxable	483,536	3,514	2.95%	521,144	3,519	2.72%
Tax-exempt[4]	127,705	801	2.54%	173,686	1,162	2.69%
Short-term investments	383,836	3,893	4.11%	352,163	4,441	5.07%
Total interest-earning assets	2,104,603	23,558	4.54%	2,063,239	21,898	4.27%
Non-interest-earning assets
Cash and due from banks	20,610			23,226
Premises and equipment, net	30,892			29,674
Bank-owned life insurance	50,499			49,284
Goodwill and other intangibles	21,060			15,425
Payments in advance of funding	173,590			194,338
Unrealized loss on investment securities	(56,336)			(59,407)
Other assets	62,500			64,524
Allowance for credit losses	(13,405)			(13,091)
Assets of discontinued operations	14,393			14,370
Total assets	$2,408,406			$2,381,582
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$537,938	$3,373	2.54%	$548,071	$4,404	3.23%
Savings deposits	7,834	25	1.29%	7,445	32	1.73%
Time deposits >= $100	25,739	212	3.34%	27,627	257	3.74%
Other time deposits	56,703	506	3.62%	48,479	485	4.02%
Total interest-bearing deposits	628,214	4,116	2.66%	631,622	5,178	3.30%
Short-term borrowings	11	—	—%	11	—	—%
Total interest-bearing liabilities	628,225	4,116	2.66%	631,633	5,178	3.30%
Non-interest bearing liabilities
Demand deposits	405,183			447,900
Accounts and drafts payable	1,072,013			1,014,067
Other liabilities	52,717			36,719
Liabilities of discontinued operations	21,653			24,594
Total liabilities	2,179,791			2,154,913
Shareholders’ equity	228,615			226,669
Total liabilities and shareholders’ equity	$2,408,406			$2,381,582
Net interest income		$19,442			$16,720
Net interest margin			3.75%			3.26%
Interest spread			1.88%			0.97%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $367,000 and $83,000 for the first quarter of 2025 and 2024, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2025 and 2024. The tax-equivalent adjustment was approximately $168,000 and $244,000 for the first quarter of 2025 and 2024, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	First Quarter of 2025 Compared to First Quarter of 2024
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$1,173	$1,401	$2,574
Investment securities:
Taxable	(274)	269	(5)
Tax-exempt[2]	(299)	(62)	(361)
Short-term investments	359	(907)	(548)
Total interest income	959	701	1,660
Increase (decrease) in interest expense:
Interest-bearing demand deposits	(82)	(949)	(1,031)
Savings deposits	2	(9)	(7)
Time deposits >=$100	(18)	(27)	(45)
Other time deposits	74	(53)	21
Short-term borrowings	—	—	—
Total interest expense	(24)	(1,038)	(1,062)
Net interest income	$983	$1,739	$2,722
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the three months ended March 31, 2025 and 2024.
Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a provision for credit losses and off-balance sheet credit exposures of $905,000 and $95,000 for the first quarter of 2025 and 2024, respectively. The amount of the provision for credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the provision for credit losses will fluctuate as determined by these quarterly analyses. The provision for credit losses in the first quarter of 2025 was driven by an increase in total loans of $59.9 million, or 5.5%, as compared to December 31, 2024.
The Company experienced no loan charge-offs in the first quarter of 2025 and 2024. The ACL was $14.3 million at March 31, 2025 and $13.4 million at December 31, 2024. The ACL represented 1.25% of outstanding loans at March 31, 2025 and 1.24% of outstanding loans at December 31, 2024. The allowance for unfunded commitments was $287,000 at March 31, 2025 and $273,000 at December 31, 2024. There were no nonperforming loans outstanding at March 31, 2025 and December 31, 2024.
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

Summary of Credit Loss Experience
The following table presents information on the Company's provision for (release of) credit losses and analysis of the ACL:

	First Quarter of
(In thousands)	2025	2024
Allowance for credit losses at beginning of period	$13,395	$13,089
Provision for credit losses	891	210
Allowance for credit losses at end of period	$14,286	$13,299

Allowance for unfunded commitments at beginning of period	$273	$132
Provision for (release of) credit losses	14	(115)
Allowance for unfunded commitments at end of period	$287	$17

Loans outstanding:
Average	$1,109,526	$1,016,246
March 31	$1,141,874	$1,036,997
Ratio of allowance for credit losses to loans outstanding at March 31	1.25%	1.28%
Operating Expenses
Total operating expenses for the first quarter of 2025 decreased $678,000, or 1.9%, compared to the first quarter of 2024. The following table details the components of operating expenses:

(In thousands)	First Quarter of
	2025	2024
Salaries and commissions	$21,165	$20,971
Share-based compensation	1,241	1,195
Net periodic pension cost	—	195
Other benefits	4,873	4,546
Personnel	$27,279	$26,907
Occupancy	721	676
Equipment	2,294	1,831
Bad debt recovery	(2,000)	—
Amortization of intangible assets	293	173
Other operating	6,943	6,621
Total operating expense	$35,530	$36,208
Personnel expenses increased $372,000, or 1.4%. Salaries and commissions increased $194,000, or 0.9%, as a result of merit increases and the December 2024 acquisition of AcuAudit, partially offset by a decrease in average full-time equivalent employees of 3.4% due to strategic investments in various technology initiatives. Net periodic pension cost was $0 for the first quarter of 2025 as compared to $195,000 in the first quarter of 2024 due to the termination of the Company’s noncontributory defined-benefit pension plan in the fourth quarter of 2024. Other benefits increased $327,000, or 7.2%, due to higher health insurance costs, partially offset by the decline in average FTEs.
Equipment expense increased $463,000 primarily due to an increase in depreciation expense on software related to recently completed technology initiatives.
The Company recorded a bad debt recovery of $2.0 million related to partial consideration received in a litigation settlement as more fully described in Note 8 to the consolidated financial statements.

Net Income from Discontinued Operations

(In thousands except per share data)	First Quarter of
	2025	2024	% Change
Processing fees	$4,205	$4,394	(4.3)%
Financial fees	413	179	130.7%
Total revenues	4,618	4,573	1.0%
Operating expense	4,090	4,462	(8.3)%
Income before income tax expense	528	111	375.7%
Income tax expense	113	23	391.3%
Net income from discontinued operations	$415	$88	371.6%
Facility transaction volume	133	150	(11.3)%
Facility dollar volume	$256,844	$313,358	(18.0)%
Average full-time equivalent employees	$129	$150	(14.0)%
Net income from discontinued operations was $415,000, an increase of $327,000 over the same period in the prior year. The increase is primarily due to a decrease in operating expense in the TEM Business Unit of $372,000 due to a decline in facility transaction volumes and related staffing needs.
Financial Condition
Total assets at March 31, 2025 were $2.32 billion, a decrease of $76.6 million, or 3.2%, from December 31, 2024.
The Company experienced a decrease in cash and cash equivalents of $129.1 million, or 36.9%, during the first quarter of 2025. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily affected by changes in funding sources, mainly accounts and drafts payable and deposits, cash flows in and out of loans, investments securities and payments in advance of funding.
The investment securities portfolio increased $48.5 million, or 9.2%, during the first quarter of 2025. The increase is due to purchases of $80.5 million and a decrease in unrealized losses of $7.3 million, partially offset by sales of $23.0 million and maturities of $15.8 million.
Loans increased $59.9 million, or 5.5%, from December 31, 2024. The Company experienced growth in its commercial and industrial and faith-based loan portfolios during the first quarter of 2025.
Payments in advance of funding decreased $33.2 million, or 15.9%, primarily due to a 3.3% decrease in transportation dollar volumes, which led to fewer dollars advanced to freight carriers, in addition to the continued consolidation of freight carriers.
Accounts and drafts receivable from customers decreased $15.4 million, or 27.6%, from December 31, 2024. The decrease is solely due to timing of customer funding.
Total deposits at March 31, 2025 were $1.00 billion, an increase of $32.2 million, or 3.3%, from December 31, 2024. The increase is primarily due to the increase in noninterest-bearing deposits of $112.6 million.
Accounts and drafts payable at March 31, 2025 were $1.02 billion, a decrease of $113.3 million, or 10.0%, from December 31, 2024. Accounts and drafts payable are a stable source of funding generated by payment float from transportation and facility clients. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are generally a more meaningful measure of accounts and drafts payable.
Total liabilities at March 31, 2025 were $2.08 billion, a decrease of $81.8 million, or 3.8%, from December 31, 2024, reflective of the decrease in accounts and drafts payable, partially offset by the increase in deposits.
Total shareholders’ equity at March 31, 2025 was $234.2 million, a $5.2 million increase from December 31, 2024. The increase in shareholders’ equity is a result of first quarter of 2025 earnings of $9.0 million, and a decrease in accumulated other comprehensive loss of $5.7 million primarily related to the fair value of available-for-sale investment securities, partially offset by the repurchase of Company stock of $5.1 million, and dividends paid of $4.2 million.
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
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $220.7 million at March 31, 2025, a decrease of $129.1 million, or 36.9%, from December 31, 2024. At March 31, 2025, these assets represented 9.5% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities were $576.5 million at March 31, 2025, an increase of $48.5 million from December 31, 2024. These assets represented 24.9% of total assets at March 31, 2025. Of the total portfolio, 1.2% mature in one year, 15.7% mature in one to five years, and 83.1% mature in five or more years.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of March 31, 2025, the Bank also has secured lines of credit with the Federal Home Loan Bank of $219.8 million collateralized by mortgage loans. The Company also has secured lines of credit from three banks up to a maximum of $250.0 million in aggregate collateralized by investment securities. There were no amounts outstanding under any line of credit as of March 31, 2025 or December 31, 2024.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank, including CassPay and faith-based customers. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $55.7 million of CDARS deposits and interest-bearing demand deposits include $175.5 million of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.
Net cash flows provided by operating activities were $21.6 million for the three months ended March 31, 2025, compared to $9.8 million for the three months ended March 31, 2024, an increase of $11.7 million. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2025, which are estimated to range from $6 million to $8 million.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $11.1 million and $9.5 million for the three months ended March 31, 2025 and 2024. The first quarter of 2025 reflected higher net income of $1.8 million and higher depreciation of $313,000, partially offset by a decrease in net amortization of premium/discount on investment securities of $572,000. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment.
Other factors impacting the $11.7 million increase in net cash provided by operating activities include:
•An increase in other operating activities, net of $7.6 million, primarily due to changes in various other assets and liabilities related to client funding and reimbursements;

•A change in the level of the decrease in accounts receivable of $1.6 million;
•An increase in the provision for credit losses of $810,000 primarily due to the increase in the loan portfolio; and
•A change in the level of the increase in income tax liability of $596,000.
The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates. For information regarding the market risk of the Company’s financial instruments, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
There are several trends and uncertainties that may impact the Company’s ability to generate revenues and income at the levels that it has in the past. Those that could significantly impact the Company include the general levels of interest rates, business activity, inflation, and energy costs as well as new business opportunities available to the Company. For more detailed information on these trends and uncertainties and how they can generally affect the Company’s available liquidity, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in the Company’s 2024 Form 10-K.
As a bank holding company, the Company and the Bank are subject to capital requirements administered by state and federal banking agencies. Capital adequacy guidelines, and, for banks, prompt correct action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are subject to qualitative judgments by regulators about components, risk weighting, and other factors. In addition, the calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. For example, as allowed under the Basel III Capital Rules, the Company has elected to opt-out of the requirement to include most components of accumulated other comprehensive income in common equity Tier 1 capital. For more information on these regulatory requirements, including the Basel III Capital Rules and capital classifications, see Item 1, "Business-Supervision and Regulation" and Item 8, Note 2, "Financial Statements and Supplementary Data" of the Company's 2024 Form 10-K.

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2025
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$262,084	14.94%	$140,378	8.00%	$ N/A	N/A %
Cass Commercial Bank	210,244	17.89	94,032	8.00	117,540	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	247,510	14.11	78,962	4.50	N/A	N/A
Cass Commercial Bank	196,429	16.71	52,893	4.50	76,401	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	247,510	14.11	105,283	6.00	N/A	N/A
Cass Commercial Bank	196,429	16.71	70,524	6.00	94,032	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	247,510	10.39	95,301	4.00	N/A	N/A
Cass Commercial Bank	196,429	13.04	60,235	4.00	75,294	5.00
At December 31, 2024
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$261,021	14.61%	$142,969	8.00%	$ N/A	N/A %
Cass Commercial Bank	207,519	17.68	93,911	8.00	117,389	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	247,354	13.84	80,420	4.50	N/A	N/A
Cass Commercial Bank	194,446	16.56	52,825	4.50	76,303	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	247,354	13.84	107,226	6.00	N/A	N/A
Cass Commercial Bank	194,446	16.56	70,433	6.00	93,911	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	247,354	10.57	93,625	4.00	N/A	N/A
Cass Commercial Bank	194,446	13.50	57,620	4.00	72,026	5.00

Impact of New or Not Yet Adopted Accounting Pronouncements
In October 2023, the FASB issued 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). This ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. ASU 2023-06 is not expected to have a significant impact on the Company's financial statements.

In November 2023, the FASB issued 2023-07, Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after

December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on the Company's financial statements. See Note 6 to our financial statements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described in the Company’s 2024 Form 10-K for the year ended December 31, 2024, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management.
The following table summarizes simulated changes in net interest income versus unchanged rates over the next 12 months as of March 31, 2025 and December 31, 2024.

	% change in projected net interest income
	March 31, 2025	December 31, 2024
+200 basis points	7.2%	9.0%
+100 basis points	3.3%	4.4%
Flat rates	—%	—%
-100 basis points	(0.3)%	0.2%
-200 basis points	(1.1)%	(1.3)%
The Company is generally asset sensitive as average interest-earning assets of $2.10 billion for the first quarter of 2025 greatly exceeded average interest-bearing liabilities of $628.2 million. The table above on the projected impact of interest rate shocks results from a static balance sheet at March 31, 2025.
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

There were no changes in the first quarter of 2025 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.
ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its 2024 Form 10-K, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s 2024 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2025, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025–January 31, 2025	66,063	$41.93	29,051	289,530
February 1, 2025–February 28, 2025	44,558	43.91	44,558	244,972
March 1, 2025–March 31, 2025	42,500	44.01	42,500	202,472
Total	153,121	$43.08	116,109	202,472
(1)During the quarter ended March 31, 2025, there were 116,109 shares repurchased pursuant to the Company's publicly announced treasury stock buyback program and 37,012 shares transferred from employees in satisfaction of tax withholding obligations upon the vesting of restricted stock.
(2)The Board of Directors authorized the treasury stock buyback program on October 17, 2023, announced by the Company on October 19, 2023. The program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the first quarter of 2025.
(c)During the three months ended March 31, 2025, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

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

CASS INFORMATION SYSTEMS, INC.

DATE: May 7, 2025	By	/s/ Martin H. Resch
Martin H. Resch
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 7, 2025	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)