Form 10-Q
period 2025-06-30
CASS INFORMATION SYSTEMS INC
filed 2025-08-05
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of August 4, 2025: Common stock, par value $.50 per share – 13,216,006 shares outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and due from banks	$5,099	$19,328
Short-term investments	213,066	330,400
Cash and cash equivalents	218,165	349,728
Investment securities available-for-sale, at fair value	599,541	528,021

Loans	1,117,004	1,081,989
Less: Allowance for credit losses	14,296	13,395
Loans, net	1,102,708	1,068,594
Payments in advance of funding	177,601	208,530
Premises and equipment, net	30,700	30,576
Investment in bank-owned life insurance	51,224	50,325
Goodwill	16,164	16,333
Other intangible assets, net	4,329	4,914
Accounts and drafts receivable from customers	60,276	55,906
Other assets	55,310	67,741
Assets of discontinued operations	—	14,413
Total assets	$2,316,018	$2,395,081

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$370,606	$251,230
Interest-bearing	633,189	716,686
Total deposits	1,003,795	967,916
Accounts and drafts payable	1,036,795	1,129,610
Other liabilities	34,606	46,211
Liabilities of discontinued operations	—	22,314
Total liabilities	2,075,196	2,166,051

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at June 30, 2025 and December 31, 2024; 13,279,905 and 13,504,104 shares outstanding at June 30, 2025 and December 31, 2024, respectively.	7,753	7,753
Additional paid-in capital	204,842	205,593
Retained earnings	158,005	148,487
Common shares in treasury, at cost (2,225,867 shares at June 30, 2025 and 2,001,668 shares at December 31, 2024)	(97,103)	(87,615)
Accumulated other comprehensive loss	(32,675)	(45,188)
Total shareholders’ equity	240,822	229,030
Total liabilities and shareholders’ equity	$2,316,018	$2,395,081
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fee Revenue and Other Income:
Processing fees	$17,082	$16,816	$33,551	$33,675
Financial fees	10,161	10,460	20,122	21,058
Loss on sale of investment securities	(3,558)	(13)	(3,576)	(13)
Other	1,263	1,185	2,889	2,452
Total fee revenue and other income	24,948	28,448	52,986	57,172

Interest Income:
Interest and fees on loans	15,837	13,592	31,187	26,368
Interest and dividends on investment securities:
Taxable	3,990	3,484	7,505	7,003
Exempt from federal income taxes	809	898	1,441	1,816
Interest on federal funds sold and other short-term investments	3,003	3,267	6,895	7,708
Total interest income	23,639	21,241	47,028	42,895

Interest Expense:
Interest on deposits	4,164	5,312	8,280	10,490
Total interest expense	4,164	5,312	8,280	10,490
Net interest income	19,475	15,929	38,748	32,405
Provision for credit losses	25	400	930	495
Net interest income after provision for credit losses	19,450	15,529	37,818	31,910
Total net revenue	44,398	43,977	90,804	89,082

Operating Expense:
Salaries and commissions	20,638	20,393	40,301	39,915
Share-based compensation	918	450	2,159	1,645
Employee profit sharing	1,583	901	3,085	2,351
Net periodic pension cost	—	191	—	386
Other benefits	4,613	4,309	9,486	8,854
Total personnel expenses	27,752	26,244	55,031	53,151
Occupancy	669	641	1,390	1,317
Equipment	2,562	1,936	4,856	3,767
Amortization of intangible assets	293	173	586	346
Bad debt expense (recovery)	—	1,288	(2,000)	1,288
Other operating expense	6,843	8,127	13,786	14,748
Total operating expense	38,119	38,409	73,649	74,617
Income from continuing operations, before income tax expense	6,279	5,568	17,155	14,465
Income tax expense	1,119	1,260	3,445	3,093
Net income from continuing operations	5,160	4,308	13,710	11,372
Income from discontinued operations, net of tax	3,695	176	4,111	264
Net income	$8,855	$4,484	$17,821	$11,636

Basic earnings per share from continuing operations	$.39	$.32	$1.03	$.84
Basic earnings per share from discontinued operations	.28	.01	.31	.02
Basic earnings per share	$.67	$.33	$1.34	$.86

Diluted earnings per share from continuing operations	$.38	$.31	$1.01	$.82
Diluted earnings per share from discontinued operations	.28	.01	.30	.02
Diluted earnings per share	$.66	$.32	$1.31	$.84
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Comprehensive Income:
Net income	$8,855	$4,484	$17,821	$11,636
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	5,020	(590)	12,263	(2,686)
Tax effect	(1,195)	140	(2,919)	639
Reclassification adjustments for losses included in net income	3,558	13	3,576	13
Tax effect	(847)	(3)	(851)	(3)
Foreign currency translation adjustments	303	(42)	444	(132)
Total comprehensive income	$15,694	$4,002	$30,334	$9,467
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$17,821	$11,636
Less: net income from discontinued operations	4,111	264
Net income from continuing operations	13,710	11,372
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	586	346
Net amortization of premium/discount on investment securities	782	1,982
Depreciation	3,029	2,218
Loss on sale of investment securities	3,576	13
Share-based compensation expense	2,159	1,645
Provision for credit losses	930	495
Increase in current income tax liability	71	599
(Increase) decrease in accounts receivable	(169)	1,308
Other operating activities, net	(3,136)	(197)
Net cash provided by operating activities - continuing operations	21,538	19,781
Net cash (used in) provided by operating activities - discontinued operations	(1,264)	736
Net cash provided by operating activities	20,274	20,517

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available-for-sale	53,134	24,985
Proceeds from maturities of investment securities available-for-sale	40,037	103,621
Purchase of investment securities available-for-sale	(153,209)	(46,959)
Net increase in loans	(35,015)	(47,674)
Proceeds from sale of TEM business	18,000	—
Decrease (increase) in payments in advance of funding	30,929	(15,720)
Purchases of premises and equipment, net	(3,914)	(6,287)
Net cash (used in) provided by investing activities - continuing operations	(50,038)	11,966
Net cash (used in) provided by investing activities - discontinued operations	(99)	587
Net cash (used in) provided by investing activities	(50,137)	12,553

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	119,377	(152,328)
Net (decrease) increase in interest-bearing demand and savings deposits	(88,138)	22,681
Net increase in time deposits	4,641	1,179
Net (increase) decrease in accounts and drafts receivable from customers	(4,371)	32,244
Net decrease in accounts and drafts payable	(92,816)	(78,576)
Cash dividends paid	(8,303)	(8,182)
Purchase of common shares for treasury	(10,996)	(1,054)
Other financing activities, net	(1,429)	(1,815)
Net cash used in financing activities - continuing operations	(82,035)	(185,851)
Net cash (used in) provided by financing activities - discontinued operations	(19,665)	4,040
Net cash used in financing activities	(101,700)	(181,811)
Net decrease in cash and cash equivalents	(131,563)	(148,741)
Cash and cash equivalents at beginning of period	349,728	372,468
Cash and cash equivalents at end of period	$218,165	$223,727

Supplemental information:
Cash paid for interest	$8,481	$10,571
Cash paid for income taxes	4,673	3,035
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2024	$7,753	$204,361	$148,845	$(82,316)	$(49,156)	$229,487
Net income			4,484			4,484
Cash dividends ($0.30 per share)			(4,093)			(4,093)
Issuance of 17,610 common shares pursuant to share-based compensation plans, net		(707)		762		55
Share-based compensation expense		474		—		474
Other comprehensive loss					(482)	(482)
Balance, June 30, 2024	$7,753	$204,128	$149,236	$(81,554)	$(49,638)	$229,925

Balance, March 31, 2025	$7,753	$203,755	$153,278	$(91,025)	$(39,514)	$234,247
Net income			8,855			8,855
Cash dividends ($0.31 per share)			(4,128)			(4,128)
Issuance of 24,038 common shares pursuant to share-based compensation plans, net		130		(103)		27
Share-based compensation expense		957		(55)		902
Purchase of 140,269 common shares				(5,920)		(5,920)
Other comprehensive gain					6,839	6,839
Balance, June 30, 2025	$7,753	$204,842	$158,005	$(97,103)	$(32,675)	$240,822

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2023	$7,753	$208,007	$145,782	$(84,264)	$(47,469)	$229,809
Net income			11,636			11,636
Cash dividends ($.60 per share)			(8,182)			(8,182)
Issuance of 123,296 common shares pursuant to share-based compensation plan, net		(5,611)		3,796		(1,815)
Share-based compensation expense		1,732		(32)		1,700
Purchase of 23,271 common shares				(1,054)		(1,054)
Other comprehensive loss					(2,169)	(2,169)
Balance, June 30, 2024	$7,753	$204,128	$149,236	$(81,554)	$(49,638)	$229,925

Balance, December 31, 2024	$7,753	$205,593	$148,487	$(87,615)	$(45,188)	$229,030
Net income			17,821			17,821
Cash dividends ($.62 per share)			(8,303)			(8,303)
Issuance of 119,152 common shares pursuant to share-based compensation plans, net		(2,992)		1,563		(1,429)
Share-based compensation expense		2,241		(55)		2,186
Purchase of 256,378 common shares				(10,996)		(10,996)
Other comprehensive gain					12,513	12,513
Balance, June 30, 2025	$7,753	$204,842	$158,005	$(97,103)	$(32,675)	$240,822
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
Note 2 - Discontinued Operations and Assets and Liabilities Held for Sale
On April 7, 2025, the Company signed an Asset Purchase Agreement providing for the sale of its telecom expense management and managed mobility solutions business unit ("TEM Business Unit") to Asignet USA Inc ("Asignet"). The Asset Purchase Agreement with Asignet reflects a purchase price of $18.0 million, which closed on June 30, 2025. The Company also signed a Transition Services Agreement with Asignet to provide certain information technology, data ingestion, and payment processing services for a period of time not to exceed 18 months after closing.
The Company has applied discontinued operations accounting in accordance with Accounting Standards Codification, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold related to the Company's TEM Business Unit as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025, and 2024, as applicable. The sale of the TEM Business Unit represents a strategic shift due to the Company completely exiting both the telecom expense management and managed mobility solutions businesses. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted. The TEM Business Unit is included in the Information Services operating segment.
The carrying amount of major classes of assets and liabilities included as part of discontinued operations at June 30, 2025, and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
(In thousands except share and per share data)
Assets
Premises and equipment, net	$—	$3,598
Goodwill	—	5,019
Other intangible assets, net	—	93
Other assets	—	5,703
Assets of discontinued operations	$—	$14,413

Liabilities
Accounts and drafts payable	$—	$19,665
Other liabilities	—	2,649
Liabilities of discontinued operations	$—	$22,314

Income from discontinued operations, net of tax, for the three and six months ended June 30, 2025, and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2025	2024	2025	2024
Fee Revenue and Other Income:
Processing fees	$3,807	$3,941	$7,630	$8,178
Financial fees	475	169	888	348
Other	1,454	503	1,836	660
Gain on sale of TEM business	3,550	—	3,550	—
Total fee revenue and other income	9,286	4,613	13,904	9,186

Operating Expense:
Salaries and commissions	2,858	2,965	5,614	5,969
Share-based compensation	(16)	24	28	56
Other benefits	525	624	1,141	1,288
Total personnel expenses	3,367	3,613	6,783	7,313
Occupancy	180	185	361	370
Equipment	49	51	100	102
Amortization of intangible assets	9	9	18	27
Other operating expense	754	527	1,186	1,035
Total operating expense	4,359	4,385	8,448	8,847
Income from discontinued operations, before income tax expense	4,927	228	5,456	339
Income tax expense	1,232	52	1,345	75
Net income from discontinued operations	$3,695	$176	$4,111	$264
Note 3 – Intangible Assets
The Company accounts for intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that intangibles with indefinite useful lives be tested annually for impairment, or when management deems there is a triggering event, and those with finite useful lives be amortized over their useful lives.
Details of the Company’s intangible assets are as follows:

	June 30, 2025		December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,215	$(4,873)	$6,314	$(4,729)
Software	5,512	(2,786)	5,412	(2,358)
Trade name	373	(112)	373	(98)
Unamortized intangible assets:
Goodwill	16,164	—	16,333	—
Total intangible assets	$28,264	$(7,771)	$28,432	$(7,185)
The customer lists are amortized over 5 to 10 years; software over 3 to 7 years; the trade names over 10 to 20 years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $293,000 and $586,000 for the three and six months ended June 30, 2025, respectively. Amortization of intangible assets amounted to $173,000 and $346,000 for the three and six months ended June 30, 2024, respectively. Estimated annual amortization of intangibles is $1.2 million in 2025, $1.1 million in 2026, $738,000 in 2027, $730,000 in 2028, and $699,000 in 2029.
Note 4 – Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding.
The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic:
Earnings from continuing operations	$5,160	$4,308	$13,710	$11,372
Earnings from discontinued operations	3,695	176	4,111	264
Net income	$8,855	$4,484	$17,821	$11,636
Weighted-average common shares outstanding	13,269,415	13,538,283	13,333,443	13,534,256
Basic earnings per share from continuing operations	$0.39	$0.32	$1.03	$0.84
Basic earnings per share from discontinued operations	$0.28	$0.01	$0.31	$0.02
Basic earnings per share	$0.67	$0.33	$1.34	$0.86

Diluted:
Earnings from continuing operations	$5,160	$4,308	$13,710	$11,372
Earnings from discontinued operations	3,695	176	4,111	264
Net income	$8,855	$4,484	$17,821	$11,636
Weighted-average common shares outstanding	13,269,415	13,538,283	13,333,443	13,534,256
Effect of dilutive restricted stock and stock appreciation rights	248,164	283,793	246,638	269,421
Weighted-average common shares outstanding assuming dilution	13,517,579	13,822,076	13,580,081	13,803,677
Diluted earnings per share from continuing operations	$0.38	$0.31	$1.01	$0.82
Diluted earnings per share from discontinued operations	$0.28	$0.01	$0.30	$0.02
Diluted earnings per share	$0.66	$0.32	$1.31	$0.84
Note 5 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, in October 2023, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock with no expiration date. As of June 30, 2025, the Company had 62,203 shares remaining available for repurchase under the program. On July 15, 2025, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock with no expiration date. This authorization replaces the October 2023 authorization, and as such, the Company has 500,000 shares available for repurchase effective with the July 15, 2025 authorization. The Company repurchased 140,269 and 256,378 shares during the three and six months ended June 30, 2025, respectively and 0 and 23,271 shares during the three and six months ended June 30, 2024, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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
The Information Services segment provides transportation, energy, telecommunication, and environmental invoice processing and payment services to large corporations. In addition, this segment provides church management software and on-line generosity services primarily for faith-based ministries. As discussed in Note 2 to the consolidated financial statements, the Company applied discontinued operations accounting to the assets and liabilities being sold related to the TEM Business Unit as of and for the three and six months ended June 30, 2025 and 2024, as applicable. The TEM Business Unit is included in the Information Services operating segment. The Banking Services segment provides banking services primarily to privately held businesses, franchise restaurants and faith-based ministries, as well as supporting the banking needs of the Information Services segment.
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
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2025:
Fee revenue and other income	$27,348	$695	$463	$28,506
Loss on sale of investment securities	—	—	(3,558)	(3,558)
Interest income	10,888	16,699	(3,948)	23,639
Interest expense	258	8,031	(4,125)	4,164
Provision for credit losses	—	25	—	25
Total net revenue	37,978	9,338	(2,918)	44,398

Personnel expenses	24,792	2,960	—	27,752
Occupancy	500	169	—	669
Equipment	2,495	67	—	2,562
Intersegment expense (income)	899	(899)	—	—
Other operating expense	5,528	1,608	—	7,136
Total operating expense	34,214	3,905	—	38,119
Pre-tax income from continuing operations	3,764	5,433	(2,918)	6,279
Pre-tax income from discontinued operations	4,927	—	—	4,927

Goodwill	16,028	136	—	16,164
Other intangible assets, net	4,329	—	—	4,329
Total assets	1,438,612	1,183,758	(306,352)	2,316,018
Average funding sources	$1,339,550	$766,622	$—	$2,106,172

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2024:
Fee revenue and other income	$27,451	$665	$345	$28,461
Loss on sale of investment securities	—	—	(13)	(13)
Interest income	9,752	14,680	(3,191)	21,241
Interest expense	314	8,573	(3,575)	5,312
Provision for credit losses	—	400	—	400
Total net revenue	36,889	6,372	716	43,977

Personnel expenses	23,369	2,875	—	26,244
Occupancy	475	166	—	641
Equipment	1,533	403	—	1,936
Bad debt expense	1,288	—	—	1,288
Intersegment expense (income)	1,016	(1,016)	—	—
Other operating expense	6,258	2,042	—	8,300
Total operating expense	33,939	4,470	—	38,409
Pre-tax income from continuing operations	2,950	1,902	716	5,568
Pre-tax income from discontinued operations	228	—	—	228

Goodwill	12,153	136	—	12,289
Other intangible assets, net	2,861	—	—	2,861
Total assets	1,420,254	1,130,548	(268,206)	2,282,596
Average funding sources	$1,235,016	$785,893	$—	$2,020,909

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Six Months Ended June 30, 2025:
Fee revenue and other income	$54,354	$1,303	$905	$56,562
Loss on sale of investment securities	—	—	(3,576)	(3,576)
Interest income	21,453	32,903	(7,328)	47,028
Interest expense	525	15,741	(7,986)	8,280
Provision for credit losses	—	930	—	930
Total net revenue	75,282	17,535	(2,013)	90,804

Personnel expenses	48,913	6,118	—	55,031
Occupancy	1,027	363	—	1,390
Equipment	4,722	134	—	4,856
Bad debt recovery	(2,000)	—	—	(2,000)
Intersegment income (expense)	1,772	(1,772)	—	—
Other operating expense	10,594	3,778	—	14,372
Total operating expense	65,028	8,621	—	73,649
Pre-tax income from continuing operations	10,254	8,914	(2,013)	17,155
Pre-tax income from discontinued operations	5,456	—	—	5,456

Goodwill	16,028	136	—	16,164
Other intangible assets, net	4,329	—	—	4,329
Total assets	1,438,612	1,183,758	(306,352)	2,316,018
Average funding sources	$1,338,846	$766,947	$—	$2,105,793

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Six Months Ended June 30, 2024:
Fee revenue and other income	55,198	1,305	682	57,185
Loss on sale of investment securities	—	—	(13)	(13)
Interest income	19,943	28,564	(5,612)	42,895
Interest expense	912	16,463	(6,885)	10,490
Provision for credit losses	—	495	—	495
Total net revenue	74,229	12,911	1,942	89,082

Personnel expenses	47,250	5,901	—	53,151
Occupancy	984	333	—	1,317
Equipment	3,269	498	—	3,767
Bad debt expense	1,288	—	—	1,288
Intersegment income (expense)	2,054	(2,054)	—	—
Other operating expense	10,938	4,156	—	15,094
Total operating expense	65,783	8,834	—	74,617
Pre-tax income from continuing operations	8,446	4,077	1,942	14,465
Pre-tax income from discontinued operations	339	—	—	339

Goodwill	12,153	136	—	12,289
Other intangible assets, net	2,861	—	—	2,861
Total assets	1,420,254	1,130,548	(268,206)	2,282,596
Average funding sources	1,264,432	792,816	—	2,057,248
Intersegment income (expense) primarily relates to payment processing fees paid by the Information Services segment to the Banking services segment. The Corporate elimination for total assets and interest income and interest expense primarily relates to allocated funds and related interest depending on funding needs of the operating segments.
Note 7 – Loans by Type
A summary of loans is as follows:

(In thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$583,582	$559,262
Real estate:
Commercial:
Mortgage	113,385	119,194
Construction	9,132	9,134
Faith-based:
Mortgage	388,268	368,881
Construction	22,637	25,518
Total loans	$1,117,004	$1,081,989

The following table presents the aging of loans past due by category at June 30, 2025 and December 31, 2024:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
June 30, 2025
Commercial and industrial	$583,582	$—	$—	$—	$—	$583,582
Real estate
Commercial:
Mortgage	110,005	—	—	—	3,380	113,385
Construction	9,132	—	—	—	—	9,132
Faith-based:
Mortgage	388,268	—	—	—	—	388,268
Construction	22,637	—	—	—	—	22,637
Total	$1,113,624	$—	$—	$—	$3,380	$1,117,004
December 31, 2024
Commercial and industrial	$559,262	$—	$—	$—	$—	$559,262
Real estate
Commercial:
Mortgage	119,194	—	—	—	—	119,194
Construction	9,134	—	—	—	—	9,134
Faith-based:
Mortgage	368,881	—	—	—	—	368,881
Construction	25,518	—	—	—	—	25,518
Total	$1,081,989	$—	$—	$—	$—	$1,081,989

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of June 30, 2025 and December 31, 2024:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
June 30, 2025
Commercial and industrial	$553,237	$30,345	$—	$583,582
Real estate
Commercial:
Mortgage	105,722	4,283	3,380	113,385
Construction	9,132	—	—	9,132
Faith-based:
Mortgage	376,528	11,740	—	388,268
Construction	22,637	—	—	22,637
Total	$1,067,256	$46,368	$3,380	$1,117,004
December 31, 2024
Commercial and industrial	$527,690	$31,572	$—	$559,262
Real estate
Commercial:
Mortgage	116,063	3,131	—	119,194
Construction	9,134	—	—	9,134
Faith-based:
Mortgage	352,356	16,525	—	368,881
Construction	25,518	—	—	25,518
Total	$1,030,761	$51,228	$—	$1,081,989

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
The following table shows the amortized cost of loans that were both experiencing financial difficulty and modified during the six months ended June 30, 2025, segregated by category and type of modification.

(In thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Percentage of Total Loans Held for Investment
Commercial and industrial	$—	$29,007	$—	$—	4.97%
Total	$—	$29,007	$—	$—	2.60%
There were two loans modified during the six months ended June 30, 2025. There were no loans modified during the six months ended June 30, 2024. Both loans modified during the six months ended June 30, 2025 were due to term extensions coupled with an interest rate increase.
The following table shows the payment status of loans that have been modified to borrowers experiencing financial difficulty in the last twelve months:

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial and industrial	$29,007	$—	$—	$—	—%
Total	$29,007	$—	$—	$—	$—
At June 30, 2025, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

There were no modified loans that had a payment default during the six months ended June 30, 2025 that had been modified due to the borrower experiencing financial difficulty within the 12 previous months preceding the default.
Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. There were no loans written off during the six months ended June 30, 2025.
At June 30, 2025, the Company had two non-accrual loans totaling $3.4 million that had an allowance for credit losses specifically allocated to them of $160,000 based on an evaluation of expected credit losses. There were no non-accrual loans at December 31, 2024. The Company did not record any interest income on non-accrual loans during the three and six months ended June 30, 2025 or June 30, 2024.
There were no foreclosed loans recorded as other real estate owned as of June 30, 2025 or December 31, 2024.
A summary of the activity in the allowance for credit losses (“ACL”) by category for the six months ended June 30, 2025 and year-ended December 31, 2024 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at January 1, 2024	$5,412	$1,093	$6,476	$108	$13,089
Provision for (release of) credit losses	485	(70)	(218)	109	306
Balance at December 31, 2024	$5,897	$1,023	$6,258	$217	$13,395
Provision for credit losses (1)	539	126	231	5	901
Balance at June 30, 2025	$6,436	$1,149	$6,489	$222	$14,296

(1)	For the six months ended June 30, 2025, there was a provision for credit losses of $29,000 for unfunded commitments.

Note 8 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. As more fully described in the Form 10-K, such activities include traditional off-balance sheet credit-related financial instruments. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. An allowance for unfunded commitments of $302,000 and $273,000 had been recorded at June 30, 2025 and December 31, 2024, respectively.
At June 30, 2025, the balances of unfunded commitments, standby and commercial letters of credit were $172.5 million, $12.4 million, and $1.4 million, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.
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
On March 28, 2025, the Company and Rubicon, in order to fully resolve the above matters, signed a Settlement Agreement and Mutual Release whereby Rubicon made an initial payment to the Company of $2.0 million. The Company recorded a bad debt recovery of $2.0 million in the consolidated statement of income for the six months ended June 30, 2025 upon receipt of the initial payment of $2.0 million. Rubicon also agreed to a fully amortizing, interest-bearing Promissory Note of $5.0 million, with annual payments, maturing July 1, 2029.
Note 9 – Share-Based Compensation
On February 16, 2023, the Board of Directors adopted the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan"), which was approved by the Company's shareholders on April 18, 2023. The 2023 Omnibus Plan permits the issuance of up to 1.0 million shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units, phantom stock, and performance awards. During the six months ended June 30, 2025, 63,804 time-based restricted shares and 56,339 performance-based restricted shares were granted under the 2023 Omnibus Plan. Share-based compensation expense was $918,000 and $2.2 million for the three and six months ended June 30, 2025, respectively, and $450,000 and $1.6 million for the three and six months ended June 30, 2024, respectively.
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
As of June 30, 2025, the total unrecognized compensation expense related to non-vested restricted shares was $2.8 million, and the related weighted-average period over which it is expected to be recognized is approximately 0.71 years.
Following is a summary of the activity of the Company's restricted stock for the six months ended June 30, 2025, with total shares and weighted-average fair value:

	Six Months Ended June 30, 2025
	Shares	Fair Value
Balance at December 31, 2024	254,808	$42.87
Granted	63,804	40.82
Vested	(43,526)	39.62
Forfeitures	(2,558)	45.33
Balance at June 30, 2025	272,528	$42.88
Performance-Based Restricted Stock
The Company has granted three-year performance-based restricted stock (“PBRS”) awards which are contingent upon the Company’s achievement of pre-established financial goals over a three-year cliff vesting period. The number of shares issued ranges from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period.
Following is a summary of the activity of the PBRS for the six months ended June 30, 2025, based on 100% of target value:

	Six Months Ended June 30, 2025
	Shares	Fair Value
Balance at December 31, 2024	158,428	$43.87
Granted	56,339	41.45
Vested	(55,848)	39.58
Forfeitures	(4,200)	44.50
Balance at June 30, 2025	154,719	$44.52
The PBRS that vested during the six months ended June 30, 2025 were based on the Company's achievement of 99.1% of target financial goals for the 2022-2024 performance period, resulting in the issuance of 55,348 shares of common stock. The outstanding PBRS at June 30, 2025 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
Note 10 – Defined Pension Plans
The Company had a noncontributory defined-benefit pension plan (the “Plan”), which covered eligible employees that was terminated in 2024. The Company recorded no net periodic pension cost for the three and six months ended June 30, 2025, and $191,000 and $386,000 for the three and six months ended June 30, 2024, respectively related to the Plan.
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
SERP cost recorded to expense was $112,000 and $225,000 for the three and six month periods ended June 30, 2025, June 30, 2024, respectively.

Note 11 – Income Taxes
The effective tax rate for continuing operations was 17.8% and 20.1% for the three and six months ended June 30, 2025, respectively and was 22.6% and 21.4% for the three and six months ended June 30, 2024, respectively. The effective tax rate can differ from the statutory rate of 21% primarily due to the impact of state income taxes, the tax-exempt interest received from municipal bonds and bank-owned life insurance, and other factors.
Note 12 – Investment Securities
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

	June 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$208,709	$157	$(14,174)	$194,692
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	365,860	1,427	(28,218)	339,069
Corporate bonds	39,024	1	(2,550)	36,475
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	29,795	—	(490)	29,305
Total	$643,388	$1,585	$(45,432)	$599,541

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$188,933	$4	$(16,973)	$171,964
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	267,359	11	(34,095)	233,275
Corporate bonds	95,841	3	(8,058)	87,786
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	35,575	—	(579)	34,996
Total	$587,708	$18	$(59,705)	$528,021

The fair values of investment securities with unrealized losses are as follows:

	June 30, 2025
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$16,938	$87	$153,575	$14,087	$170,513	$14,174
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	70,155	724	131,594	27,494	201,749	28,218
Corporate bonds	2,999	1	28,475	2,549	31,474	2,550
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	29,305	490	29,305	490
Total	$90,092	$812	$342,949	$44,620	$433,041	$45,432

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$4,082	$8	$163,893	$16,964	$167,975	$16,972
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	85,272	2,086	139,676	32,009	224,948	34,095
Corporate bonds	7,901	99	66,860	7,960	74,761	8,059
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	30,575	579	30,575	579
Total	$97,255	$2,193	$401,004	$57,512	$498,259	$59,705
There were 219 investment securities, or 81.4% (187 of which for greater than 12 months), in an unrealized loss position as of June 30, 2025. The unrealized losses at June 30, 2025 were primarily attributable to changes in market interest rates after the investment securities were purchased. The Company does not currently intend to sell, and based on current conditions, the Company does not believe it will be required to sell these available-for-sale investment securities before the recovery of the amortized cost basis, which may be the maturity dates of the investment securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. There were 241 investment securities, or 96.0% (215 of which for greater than 12 months), in an unrealized loss position as of December 31, 2024. At June 30, 2025 and December 31, 2024, the Company had not recorded an allowance for credit losses on investment securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2025
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$7,123	$7,120
Due after 1 year through 5 years	85,437	82,614
Due after 5 years through 10 years	213,352	199,107
Due after 10 years	337,476	310,700
Total	$643,388	$599,541
Proceeds from sales of investment securities classified as available-for-sale were $30.1 million and $53.1 million for the three and six months ended June 30, 2025, and were $25.0 million for both the three and six months ended June 30, 2024, respectively. Gross realized losses were $3.6 million for both the three and six months ended June 30, 2025 and $13,000 for both the three and six months ended June 30, 2024, respectively. There were no gross realized gains for the three and six months ended June 30, 2025, and 2024, respectively. There were no investment securities pledged to secure public deposits or for other purposes at June 30, 2025.
Note 13 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$218,165	$218,165	$349,728	$349,728
Investment securities	599,541	599,541	528,021	528,021
Loans, net	1,102,708	1,086,635	1,068,594	1,046,406
Accrued interest receivable	9,077	9,077	7,979	7,979
Total	$1,929,491	$1,913,418	$1,954,322	$1,932,134
Balance sheet liabilities:
Deposits	$1,003,795	$1,003,795	$967,916	$967,916
Accounts and drafts payable	1,036,795	1,036,795	1,129,610	1,129,610
Accrued interest payable	465	465	666	666
Total	$2,041,055	$2,041,055	$2,098,192	$2,098,192
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and Cash Equivalents - The carrying amount approximates fair value.
Investment Securities - The fair value is measured on a recurring basis using Level 2 inputs including observable trade data, market data, etc. Refer to Note 12, “Investment Securities,” for fair value and unrealized gains and losses by investment type.
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
Note 14 – Revenue from Contracts with Customers
Revenue is recognized as the obligation to the customer is satisfied. The Company’s revenue from contracts with clients is as follows:
Processing fees – The Company earns fees on a per-item or monthly basis for the invoice processing services rendered on behalf of customers. Per-item fees are recognized at the point in time when the performance obligation is satisfied. Monthly fees are earned over the course of a month, representing the period over which the performance obligation is satisfied. The contracts have no significant variable consideration or financing components.
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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope for the periods ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$17,082	$16,816	$33,551	$33,675
Financial fees	10,161	10,460	20,122	21,058
Information services payment and processing revenue	27,243	27,276	53,673	54,733
Bank service fees	350	320	686	601
Fee revenue (in-scope of FASB ASC 606)	27,593	27,596	54,359	55,334
Other income (out-of-scope of FASB ASC 606)	913	865	2,203	1,851
Loss on sale of investment securities	(3,558)	(13)	(3,576)	(13)
Total fee revenue and other income	$24,948	$28,448	$52,986	$57,172
Note 15 – Leases
The Company leases certain premises under operating leases. As of June 30, 2025, the Company had lease liabilities of $4.9 million and right-of-use assets of $4.7 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three and six months ended June 30, 2025, operating lease cost was $214,000 and $428,000, short-term lease cost was $52,000 and $106,000, and there was no variable lease cost. At June 30, 2025, the weighted-average remaining lease term for the operating leases was 6.6 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.75%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2024 Form 10-K for information regarding these commitments.

A maturity analysis of operating lease liabilities and undiscounted cash flows as of June 30, 2025 is as follows:

(In thousands)	June 30, 2025
Lease payments due
Less than 1 year	$839
1-2 years	813
2-3 years	830
3-4 years	708
4-5 years	720
Over 5 years	1,413
Total undiscounted cash flows	5,323
Discount on cash flows	460
Total lease liability	$4,863
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six months ended June 30, 2025.
Note 16 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2025. There were no other events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Cass Information Systems, Inc. ("Cass" or the "Company") provides payment and information processing services to large manufacturing, distribution, and retail enterprises across the United States. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays facility-related invoices, which include electricity and gas as well as waste and telecommunications expenses. Cass solutions include integrated payments, a B2B payment platform for clients that require an agile fintech partner. Additionally, the Company offers a church management software solution and an on-line platform to provide generosity services for faith-based and non-profit organizations. The Company’s bank subsidiary, Cass Commercial Bank (the “Bank”), supports the Company’s payment operations. The Bank also provides banking services to its target markets, which include privately held businesses in the St. Louis metropolitan area and restaurant franchises and faith-based ministries within the United States.
In general, Cass is compensated for its information processing services through service fees, transactional level payment services, and investment of account balances generated during the payment process. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. The Bank earns most of its revenue from net interest income.
Various factors will influence the Company’s revenue and profitability, such as changes in the general level of interest rates, which has a significant effect on net interest income; industry-wide factors, such as the willingness of large corporations to outsource key business functions, and the general level of transportation and energy costs; and economic factors that include the general level of economic activity, the ability to hire and retain qualified staff, the growth and quality of the Bank’s loan portfolio, and the effects of tariffs or other domestic or international governmental policies. For a more detailed discussion of the Company’s revenue drivers and factors that impact the Company’s results of operation and financial condition generally, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2024 Form 10-K.
Recent Industry Developments
While freight rates have recently begun gradually increasing after several quarters of decline since 2023, volumes continue to decline on a year over year basis which continues to put pressure on transportation related processing fees. In addition, carrier consolidation with small and medium-sized trucking companies exiting the market or selling to larger carriers continues to put downward pressure on financial fees as the smaller trucking companies were larger users of our quick pay solutions.
Recent Items of Note
Net interest income increased $3.5 million, or 22.3%. The increase in net interest income was attributable to the net interest margin improving to 3.78% as compared to 3.32% in the same period last year, in addition to an increase in average interest-earning assets of $131.9 million, or 6.7%. The Company generally benefits from a higher interest rate environment due to a large percentage of its funding sources being non-interest bearing.
On April 7, 2025, the Company signed an Asset Purchase Agreement providing for the sale of its telecom expense management and managed mobility solutions business unit (TEM Business Unit) to Asignet USA Inc for $18.0 million in cash. The sale closed on June 30, 2025 and resulted in a gain on sale of $3.6 million.
The Company sold $34.0 million of corporate investment securities with a weighted-average yield of 2.29% at a pretax loss of $3.6 million in an effort to reposition the investment portfolio and improve the net interest margin in future periods.
On July 4, 2025 the president signed into law the One Big Beautiful Bill Act which makes various changes to the tax law. The most significant impacts relate to the deductibility of interest expense, research and experimentation expenses and accelerated deprecation deductions, among others. The full impact of the bill is being analyzed by the Company and could have an impact on income tax expense in future periods.

Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three months ended June 30, 2025 (“second quarter of 2025”) compared to the three months ended June 30, 2024 (“second quarter of 2024”) and the six months ended June 30, 2025 ("first half of 2025") compared to the six months ended June 30, 2024 ("first half of 2024"). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2024 Form 10-K. Results of operations for the three months ended June 30, 2025 are not necessarily indicative of the results to be attained for any other period.
Discontinued Operations

The Company has applied discontinued operations accounting in accordance with Accounting Standards Codification, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold related to the Company's TEM Business Unit as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025, and 2024, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements for further discussion regarding discontinued operations and subsequent events associated with discontinued operations.
Summary of Results
The following table summarizes the Company’s operating results:

(In thousands except per share data)	Second Quarter of			First Half of
	2025	2024	% Change	2025	2024	% Change
Processing fees	$17,082	$16,816	1.6%	$33,551	$33,675	(0.4)%
Financial fees	10,161	10,460	(2.9)%	20,122	21,058	(4.4)%
Net interest income	19,475	15,929	22.3%	38,748	32,405	19.6%
Provision for credit loss	25	400	(93.8)%	930	495	87.9%
Loss on sale of investment securities	(3,558)	(13)	27,269.2%	(3,576)	(13)	27,407.7%
Other	1,263	1,185	6.6%	2,889	2,452	17.8%
Total net revenue	44,398	43,977	1.0%	90,804	89,082	1.9%
Operating expense	38,119	38,409	(0.8)%	73,649	74,617	(1.3)%
Income before income tax expense	6,279	5,568	12.8%	17,155	14,465	18.6%
Income tax expense	1,119	1,260	(11.2)%	3,445	3,093	11.4%
Net income from continuing operations	$5,160	$4,308	19.8%	$13,710	$11,372	20.6%
Income from discontinued operations, net of tax	$3,695	$176	1,999.4%	$4,111	$264	1,457.2%
Net income	$8,855	$4,484	97.5%	$17,821	$11,636	53.2%
Diluted earnings per share from continuing operations	$0.38	$0.31	22.6%	$1.01	$0.82	23.2%
Diluted earnings per share from discontinued operations	$0.28	$0.01	2,700.0%	$0.30	$0.02	1,400.0%
Diluted earnings per share	$0.66	$0.32	106.3%	$1.31	$0.84	56.0%
Return on average assets	1.48%	0.78%	89.7%	1.49%	1.00%	49.0%
Return on average equity	15.35%	8.01%	91.6%	15.62%	10.36%	50.8%
Second quarter of 2025 compared to second quarter of 2024:
The Company recorded net revenue of $44.4 million during the second quarter of 2025, up 1.0% from the second quarter of 2024, primarily driven by an increase in net interest income, partially offset by a loss on the sale of investment securities. Operating expense decreased 0.8% primarily driven by $1.3 million of bad debt expense and an additional $1.3 million of expense related to late fees incurred on facility transactions in the second quarter of 2024, partially offset by an increase in personnel expenses of $1.5 million and an increase in other expenses related to technology initiatives. Income from discontinued operations was up due to the $3.6 million gain on sale of the TEM business and $1.5 million of other non-recurring fee income. Net income was $8.9 million and diluted EPS was $0.66 per share, increases of 97.5% and 106.3% from the three months period ended June 30, 2024, respectively.
The Company posted a 1.48% return on average assets and 15.35% return on average equity.
First half of 2025 compared to first half of 2024:
The Company recorded net revenue of $90.8 million during the first half of 2025, up 1.9% from the first half of 2024, primarily driven by net interest income, partially offset by a loss on the sale of investment securities. Operating expense decreased 1.3% primarily driven by a bad debt recovery of $2.0 million related to partial consideration received in a litigation settlement. Net income was $17.8 million and diluted EPS was $1.31 per share, increases of 53.2% and 56.0% from the first half of June 30, 2024, respectively.
The Company posted a 1.49% return on average assets and 15.62% return on average equity.
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

(In thousands)	Second Quarter of			First Half of
	2025	2024	% Change	2025	2024	% Change
Transportation invoice volume	8,837	8,879	(0.5)%	17,192	17,649	(2.6)%
Transportation invoice dollar volume	$9,370,535	$9,081,343	3.2%	$18,013,673	$18,020,989	—%
Facility-related transaction volume [1]	4,141	4,197	(1.3)%	8,366	8,311	0.7%
Facility-related dollar volume [1]	$5,513,143	$4,750,511	16.1%	$11,336,078	$9,766,719	16.1%
Average payments in advance of funding	$176,191	$213,185	(17.4)%	$174,898	$203,761	(14.2)%
Processing fees	$17,082	$16,816	1.6%	$33,551	$33,675	(0.4)%
Financial fees	$10,161	$10,460	(2.9)%	$20,122	$21,058	(4.4)%
Other fees	$1,263	$1,185	6.6%	$2,889	$2,452	17.8%
Loss on sale of investment securities	$(3,558)	$(13)	N/M	$(3,576)	$(13)	N/M
1.Includes utility and waste.

Second quarter of 2025 compared to second quarter of 2024:
Processing fees increased $266,000, or 1.6% over the same period in the prior year reflecting flat transportation and facility transaction volumes when comparing the periods.
Financial fees decreased $299,000, or 2.9%, primarily attributable to a decline in average payments in advance of funding of 17.4%.
The Company sold $34.0 million of corporate investment securities with a weighted-average yield of 2.29% at a loss of $3.6 million. These sales occurred at the end of June 2025. The proceeds from these sales will be redeployed into higher yielding interest-earning assets.
First half of 2025 compared to first half of 2024:
Processing fees decreased $124,000, or 0.4% over the same period in the prior year reflecting flat transportation and facility transaction volumes when comparing the periods.
Financial fees decreased $936,000, or 4.4%, primarily attributable to a decline in average payments in advance of funding of 14.2%.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	Second Quarter of		First Half of
	2025	2024	2025	2024
Average earning assets	$2,090,366	$1,958,427	$2,097,445	$2,010,833
Average interest-bearing liabilities	615,932	638,339	622,045	634,986
Net interest income*	19,690	16,168	39,132	32,888
Net interest margin*	3.78%	3.32%	3.76%	3.29%
Yield on earning assets*	4.58%	4.41%	4.56%	4.34%
Cost of interest-bearing liabilities	2.71%	3.35%	2.68%	3.32%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2025 and 2024.
Second quarter of 2025 compared to second quarter of 2024:
The increase in net interest income is primarily attributable to the net interest margin improving to 3.78% as compared to 3.32% in the same period last year, in addition to an increase in average earning assets of $131.9 million, or 6.7%. The yield on interest-earning assets increased 17 basis points from 4.41% to 4.58% while the cost of interest-bearing liabilities decreased 64 basis points from 3.35% to 2.71%.
Average loans increased $86.4 million, or 8.3%, to $1.13 billion. The increase in average loans was primarily due to growth in the Company's commercial and industrial and faith-based loan portfolios. The average yield on loans increased 38 basis points to 5.64%, primarily due to loan growth at current market interest rates and continued maturing and re-pricing of existing fixed rate loans to current market interest rates.
Average investment securities increased $11.9 million, or 1.8%, to $665.6 million. The average yield on taxable investment securities increased 33 basis points to 3.05% as a result of purchases of new investment securities at current market interest rates, which were higher than the average interest rate in the current investment portfolio. The average yield on tax-exempt investment securities declined 45 basis points to 2.91% driven by maturities of higher rate investment securities.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, increased $33.6 million, or 12.7%, to $298.9 million. The increase is primarily a result of the increase in average funding sources, partially offset by the increase in average loans and average investment securities. The average yield on short-term investments decreased 92 basis points to 4.03%, primarily due to the decrease in the Federal Funds rate that occurred in the last four months of 2024. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits decreased $22.4 million, or 3.5%, to $615.9 million. Average non-interest-bearing demand deposits decreased $14.0 million, or 3.4%, to $393.1 million. The Company has experienced deposit attrition due to a decrease in the overall level of some larger commercial deposits due to client funding needs for acquisitions and other purposes. The average rate paid on interest-bearing deposits decreased 64 basis points to 2.71% due to the reduction in short-term interest rates in the last four months of 2024.
Average accounts and drafts payable increased $129.7 million, or 13.3%, to $1.11 billion. The increase in average accounts and drafts payable was primarily driven by the increase in facility dollar volumes of 16.1%.
First half of 2025 compared to first half of 2024:
The increase in net interest income is primarily attributable to the net interest margin improving to 3.76% as compared to 3.29% in the same period last year, in addition to an increase in average earning assets of $86.6 million, or 4.3%. The yield on interest-earning assets increased 22 basis points from 4.34% to 4.56% while the cost of interest-bearing liabilities decreased 64 basis points from 3.32% to 2.68%.
Average loans increased $89.9 million, or 8.7%, to $1.12 billion. The increase in average loans was primarily due to growth in the Company's commercial and industrial and faith-based loan portfolios. The average yield on loans increased 47 basis points to 5.63%, primarily due to loan growth at current market interest rates and continued maturing and re-pricing of existing fixed rate loans to current market interest rates.
Average investment securities decreased $35.7 million, or 5.3%, to $638.6 million due to the sale and maturity of investment securities throughout 2024 and the first half of 2025 exceeding new purchases. The average yield on taxable investment securities increased 36 basis points to 3.00% as a result of purchases of new investment securities at current market interest rates, which were higher than the average interest rate in the current investment portfolio. The average yield on tax-exempt investment securities declined 56 basis points to 2.74% driven by maturities of higher rate investment securities.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, increased $32.4 million, or 10.5%, to $341.1 million. The increase is primarily a result of the decrease in average investment securities and the increase in average funding sources, partially offset by the increase in average loans. The average yield on short-term investments decreased 94 basis points to 4.08%, primarily due to the decrease in the Federal Funds rate that occurred in the last four months of 2024. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits decreased $12.9 million, or 2.0%, to $622.0 million. Average non-interest-bearing demand deposits decreased $28.4 million, or 6.6%, to $399.1 million. The Company has experienced deposit attrition due to a decrease in the overall level of some larger commercial deposits due to client funding needs for acquisitions and other purposes. The average rate paid on interest-bearing deposits decreased 64 basis points to 2.68% due to the reduction in short-term interest rates in the last four months of 2024.
Average accounts and drafts payable increased $94.0 million, or 9.4%, to $1.09 billion. The increase in average accounts and drafts payable was primarily driven by the increase in facility dollar volumes of 16.1%.
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

(In thousands)	Second Quarter of 2025			Second Quarter of 2024
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:	$1,125,899	$15,837	5.64%	$1,039,461	$13,592	5.26%
Investment securities[3]:
Taxable	524,666	3,991	3.05%	487,164	3,484	2.88%
Tax-exempt[4]	140,926	1,023	2.91%	166,511	1,137	2.75%
Short-term investments	298,875	3,002	4.03%	265,291	3,267	4.95%
Total interest-earning assets	2,090,366	23,853	4.58%	1,958,427	21,480	4.41%
Non-interest-earning assets
Cash and due from banks	19,735			22,196
Premises and equipment, net	31,891			31,123
Bank-owned life insurance	50,924			49,622
Goodwill and other intangibles	20,634			15,252
Payments in advance of funding	176,191			213,185
Unrealized loss on investment securities	(51,810)			(64,196)
Other assets	64,833			80,956
Allowance for credit losses	(14,287)			(13,302)
Assets of discontinued operations	14,031			14,782
Total assets	$2,402,508			$2,308,045
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$523,604	$3,394	2.60%	$554,813	$4,526	3.28%
Savings deposits	6,816	23	1.35%	7,040	31	1.77%
Time deposits >= $100	25,446	208	3.28%	26,959	246	3.67%
Other time deposits	60,055	538	3.59%	49,516	509	4.13%
Total interest-bearing deposits	615,921	4,163	2.71%	638,328	5,312	3.35%
Short-term borrowings	11	—	—%	11	—	—%
Total interest-bearing liabilities	615,932	4,163	2.71%	638,339	5,312	3.35%
Non-interest bearing liabilities
Demand deposits	393,054			407,079
Accounts and drafts payable	1,105,201			975,468
Other liabilities	36,940			37,550
Liabilities of discontinued operations	19,967			24,344
Total liabilities	2,171,094			2,082,780
Shareholders’ equity	231,414			225,265
Total liabilities and shareholders’ equity	$2,402,508			$2,308,045
Net interest income		$19,690			$16,168
Net interest margin			3.78%			3.32%
Interest spread			1.87%			1.06%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $118,000 and $146,000 for the second quarter of 2025 and 2024, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2025 and 2024. The tax-equivalent adjustment was approximately $215,000 and $239,000 for the second quarter of 2025 and 2024, respectively.

(In thousands)	First Half of 2025			First Half of 2024
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:	$1,117,758	$31,187	5.63%	$1,027,854	$26,368	5.16%
Investment securities[3]:
Taxable	504,215	7,505	3.00%	504,154	7,004	2.79%
Tax-exempt[4]	134,352	1,824	2.74%	170,098	2,298	2.72%
Short-term investments	341,120	6,895	4.08%	308,727	7,708	5.02%
Total interest-earning assets	2,097,445	47,411	4.56%	2,010,833	43,378	4.34%
Non-interest-earning assets
Cash and due from banks	20,170			22,711
Premises and equipment, net	31,395			30,399
Bank-owned life insurance	50,712			49,453
Goodwill and other intangibles	20,846			15,339
Payments in advance of funding	174,898			203,761
Unrealized loss on investment securities	(54,061)			(61,801)
Other assets	63,673			72,739
Allowance for credit losses	(13,848)			(13,197)
Assets of discontinued operations	14,211			14,576
Total assets	$2,405,441			$2,344,813
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$530,731	$6,767	2.57%	$551,442	$8,930	3.26%
Savings deposits	7,323	47	1.29%	7,242	63	1.75%
Time deposits >= $100	25,592	420	3.31%	27,293	503	3.71%
Other time deposits	58,388	1,045	3.61%	48,998	994	4.08%
Total interest-bearing deposits	622,034	8,279	2.68%	634,975	10,490	3.32%
Short-term borrowings	11	—	—%	11	—	—%
Total interest-bearing liabilities	622,045	8,279	2.68%	634,986	10,490	3.32%
Non-interest bearing liabilities:
Demand deposits	399,085			427,489
Accounts and drafts payable	1,088,699			994,709
Other liabilities	44,784			37,111
Liabilities of discontinued operations	20,806			24,551
Total liabilities	2,175,419			2,118,846
Shareholders’ equity	230,022			225,967
Total liabilities and shareholders’ equity	$2,405,441			$2,344,813
Net interest income		$39,132			$32,888
Net interest margin			3.76%			3.29%
Interest spread			1.88%			1.02%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $485,000 and $229,000 for the six months ended June 30, 2025 and 2024, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both the six months ended June 30, 2025 and 2024. The tax-equivalent adjustment was approximately $383,000 and $483,000 for the six months ended June 30, 2025 and 2024, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	Second Quarter of 2025 Compared to Second Quarter of 2024
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$1,201	$1,044	$2,245
Investment securities:
Taxable	287	220	507
Tax-exempt[2]	(179)	65	(114)
Short-term investments	384	(649)	(265)
Total interest income	1,693	680	2,373
Increase (decrease) in interest expense:
Interest-bearing demand deposits	(242)	(890)	(1,132)
Savings deposits	(1)	(7)	(8)
Time deposits >=$100	(13)	(25)	(38)
Other time deposits	100	(71)	29
Short-term borrowings	—	—	—
Total interest expense	(156)	(993)	(1,149)
Net interest income	$1,849	$1,673	$3,522
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the three months ended June 30, 2025 and 2024.

(In thousands)	First Half of 2025 Compared to First Half of 2024
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$2,361	$2,458	$4,819
Investment securities:
Taxable	1	500	501
Tax-exempt[2]	(490)	16	(474)
Short-term investments	739	(1,552)	(813)
Total interest income	2,611	1,422	4,033
Interest expense on:
Interest-bearing demand deposits	(326)	(1,837)	(2,163)
Savings deposits	1	(17)	(16)
Time deposits >=$100	(30)	(53)	(83)
Other time deposits	174	(123)	51
Short-term borrowings	—	—	—
Total interest expense	(181)	(2,030)	(2,211)
Net interest income	$2,792	$3,452	$6,244
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the six months ended June 30, 2025 and 2024.

Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a provision for credit losses and off-balance sheet credit exposures of $25,000 and $400,000 for the second quarter of 2025 and 2024, respectively. The Company recorded a provision for credit losses and off-balance sheet credit exposures of $930,000 and $495,000 for the first half of 2025 and 2024, respectively. The amount of the provision for credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the provision for credit losses will fluctuate as determined by these quarterly analyses. The provision for credit losses in the second quarter of 2025 was driven by an increase in nonaccrual loans of $3.4 million, partially offset by the decrease in total loans of $24.9 million, or 2.2%, as compared to March, 31, 2025.
The Company experienced no loan charge-offs in the second quarter of 2025 and 2024. The ACL was $14.3 million at June 30, 2025 and $13.4 million at December 31, 2024. The ACL represented 1.28% of outstanding loans at June 30, 2025 and 1.24% of outstanding loans at December 31, 2024. The allowance for unfunded commitments was $302,000 at June 30, 2025 and $273,000 at December 31, 2024. There were $3.4 million of nonperforming loans outstanding at June 30, 2025 and $0 at December 31, 2024. The Company has a specific allowance for credit losses of $160,000 allocated to its nonaccrual loans at June 30, 2025.
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
Summary of Credit Loss Experience
The following table presents information on the Company's provision for (release of) credit losses and analysis of the ACL:

	Second Quarter of		First Half of
(In thousands)	2025	2024	2025	2024
Allowance for credit losses at beginning of period	$14,286	$13,299	$13,395	$13,089
Provision for credit losses	10	335	901	545
Allowance for credit losses at end of period	$14,296	$13,634	$14,296	$13,634

Allowance for unfunded commitments at beginning of period	$287	$17	$273	$132
Provision for (release of) credit losses	15	65	29	(50)
Allowance for unfunded commitments at end of period	$302	$82	$302	$82

Loans outstanding:
Average	$1,125,899	$1,039,461	$1,117,758	$1,027,854
June 30	$1,117,004	$1,061,991	$1,117,004	$1,061,991
Ratio of allowance for credit losses to loans outstanding at June 30	1.28%	1.28%	1.28%	1.28%
Operating Expenses
Total operating expenses for the second quarter of 2025 decreased $290,000, or 0.8%, as compared to the second quarter of 2024. Total operating expenses for the first half of 2025 decreased $968,000, or 1.3%, as compared to the first half of 2024. The following table details the components of operating expenses:

(In thousands)	Second Quarter of		First Half of
	2025	2024	2025	2024
Salaries and commissions	$20,638	$20,393	$40,301	$39,915
Share-based compensation	918	450	2,159	1,645
Employee profit sharing	1,583	901	3,085	2,351
Net periodic pension cost	—	191	—	386
Other benefits	4,613	4,309	9,486	8,854
Personnel	$27,752	$26,244	$55,031	$53,151
Occupancy	669	641	1,390	1,317
Equipment	2,562	1,936	4,856	3,767
Bad debt expense (recovery)	—	1,288	(2,000)	1,288
Amortization of intangible assets	293	173	586	346
Other operating expense	6,843	8,127	13,786	14,748
Total operating expense	$38,119	$38,409	$73,649	$74,617
Second quarter of 2025 compared to second quarter of 2024:
Personnel expenses increased $1.5 million, or 5.7%. Salaries and commissions increased $245,000, or 1.2%, as a result of merit increases and the December 2024 acquisition of AcuAudit, partially offset by a decrease in average full-time equivalent employees of 5.9% due to strategic investments in various technology initiatives. Share-based compensation and employee profit sharing increased $468,000 and $682,000, respectively, due to the improvement in earnings. Other benefits increased $304,000, or 7.1%, due to higher health insurance costs, partially offset by the decline in average FTEs.
Equipment expense increased $626,000, primarily due to an increase in depreciation expense on software related to recently completed technology initiatives.
The Company incurred bad debt expense of $1.3 million during the second quarter of 2024 and $0 in the second quarter of 2025.
Other operating expense declined $1.3 million as a result of $1.3 million of expense related to late fees incurred on facility transactions during the second quarter of 2024.
First half of 2025 compared to first half of 2024:
Personnel expenses increased $1.9 million, or 3.5%. Salaries and commissions increased $386,000, or 1.0%, as a result of merit increases and the December 2024 acquisition of AcuAudit, partially offset by a decrease in average full-time equivalent employees of 4.7% due to strategic investments in various technology initiatives. Share-based compensation and employee profit sharing increased $514,000 and $734,000, respectively, due to the improvement in earnings. Other benefits increased $632,000, or 7.1%, due to higher health insurance costs, partially offset by the decline in average FTEs.
Equipment expense increased $1.1 million primarily due to an increase in depreciation expense on software related to recently completed technology initiatives.
The Company recorded a bad debt recovery during the first half of 2025 of $2.0 million related to partial consideration received in a litigation settlement as more fully described in Note 8 to the consolidated financial statements. The Company incurred $1.3 million of bad debt expense in the first half of 2024 related to the same matter.

Net Income from Discontinued Operations

(In thousands except per share data)	Second Quarter of			First Half of
	2025	2024	% Change	2025	2024	% Change
Processing fees	$3,807	$3,941	(3.4)%	$7,630	$8,178	(6.7)%
Financial fees	475	169	181.1%	888	348	155.2%
Other fees	1,454	503	189.1%	1,836	660	178.2%
Gain on sale of TEM business	3,550	—	100.0%	3,550	—	100.0%
Total revenues	9,286	4,613	101.3%	13,904	9,186	51.4%
Operating expense	4,359	4,385	(0.6)%	8,448	8,847	(4.5)%
Income before income tax expense	4,927	228	2061.0%	5,456	339	1509.4%
Income tax expense	1,232	52	2269.2%	1,345	74	1717.6%
Net income from discontinued operations	$3,695	$176	1999.4%	$4,111	$265	1451.3%
Facility transaction volume	126	139	(9.4)%	259	289	(10.4)%
Facility dollar volume	$244,782	$288,772	(15.2)%	$501,626	$602,130	(16.7)%
Average full-time equivalent employees	116	151	(23.2)%	123	149	(17.4)%
Second quarter of 2025 compared to second quarter of 2024:
Net income from discontinued operations was $3.7 million, an increase of $3.5 million over the same period in the prior year. The increase is primarily due to the gain on sale of the TEM Business Unit of $3.6 million in the second quarter of 2025 in addition to $1.5 million of other non-recurring fee income during the second quarter of 2025 as compared to $503,000 in the same quarter in 2024.
First half of 2025 compared to first half of 2024:
Net income from discontinued operations was $4.1 million, an increase of $3.8 million over the same period in the prior year. The increase is primarily due to the gain on sale of the TEM Business Unit of $3.6 million in the second quarter of 2025 in addition to $1.8 million of other non-recurring fee income during the first half of 2025 as compared to $660,000 in the same period in 2024.
Financial Condition
Total assets at June 30, 2025 were $2.32 billion, a decrease of $79.1 million, or 3.3%, from December 31, 2024.
The Company experienced a decrease in cash and cash equivalents of $131.6 million, or 37.6%, during the first half of 2025. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily affected by changes in funding sources, mainly accounts and drafts payable and deposits, cash flows in and out of loans, investment securities and payments in advance of funding.
The investment securities portfolio increased $71.5 million, or 13.5%, during the first half of 2025. The increase is due to purchases of $153.2 million and a decrease in unrealized losses of $15.8 million, partially offset by sales of $53.1 million and maturities of $40.0 million.
Loans increased $35.0 million, or 3.2%, from December 31, 2024. The Company experienced growth in its commercial and industrial and faith-based loan portfolios during the first half of 2025.
Payments in advance of funding decreased $30.9 million, or 14.8%, primarily due to the continued consolidation of freight carriers, partially offset by the 3.2% increase in transportation dollar volumes.
Accounts and drafts receivable from customers increased $4.4 million, or 7.8%, from December 31, 2024. The increase is solely due to timing of customer funding.
Assets of discontinued operations declined $14.4 million due to the sale of the TEM business on June 30, 2025.
Total deposits at June 30, 2025 were $1.00 billion, an increase of $35.9 million, or 3.7%, from December 31, 2024. The increase is primarily due to the increase in noninterest-bearing deposits of $119.4 million.

Accounts and drafts payable at June 30, 2025 were $1.04 billion, a decrease of $92.8 million, or 8.2%, from December 31, 2024. Accounts and drafts payable are a stable source of funding generated by payment float from transportation and facility clients. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are generally a more meaningful measure of accounts and drafts payable.
Liabilities of discontinued operations declined $22.3 million due to the sale of the TEM business on June 30, 2025.
Total liabilities at June 30, 2025 were $2.08 billion, a decrease of $90.9 million, or 4.2%, from December 31, 2024, reflective of the decrease in accounts and drafts payable, partially offset by the increase in deposits.
Total shareholders’ equity at June 30, 2025 was $240.8 million, an $11.8 million increase from December 31, 2024. The increase in shareholders’ equity is a result of first half of 2025 earnings of $17.8 million, and a decrease in accumulated other comprehensive loss of $12.5 million primarily related to the fair value of available-for-sale investment securities, partially offset by the repurchase of Company stock of $11.0 million, and dividends paid of $8.3 million.
Liquidity and Capital Resources
The discipline of liquidity management as practiced by the Company seeks to ensure that funds are available to fulfill all payment obligations relating to invoices processed as they become due and meet depositor withdrawal requests and borrower credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in supply of funds. Primary liquidity to meet demand is provided by short-term liquid assets that can be converted to cash, maturing investment securities and the ability to obtain funds from external sources. The Company's Asset/Liability Committee has direct oversight responsibility for the Company's liquidity position and profile. Management considers both on-balance sheet and off-balance sheet items in its evaluation of liquidity.
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $218.2 million at June 30, 2025, a decrease of $131.6 million, or 37.6%, from December 31, 2024. At June 30, 2025, these assets represented 9.4% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities were $599.5 million at June 30, 2025, an increase of $71.5 million from December 31, 2024. These assets represented 25.9% of total assets at June 30, 2025. Of the total portfolio, 1.2% mature in one year, 13.8% mature in one to five years, and 85.0% mature in five or more years.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of June 30, 2025, the Bank also has secured lines of credit with the Federal Home Loan Bank of $228.5 million collateralized by mortgage loans. The Company also has secured lines of credit from three banks up to a maximum of $225.0 million in aggregate collateralized by investment securities. There were no amounts outstanding under any line of credit as of June 30, 2025 or December 31, 2024.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank, including CassPay and faith-based customers. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $58.3 million of CDARS deposits and interest-bearing demand deposits include $161.8 million of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.
Net cash flows provided by operating activities were $20.3 million for the first half of June 30, 2025, compared to $20.5 million for the first half of June 30, 2024, a decrease of $243,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2025, which are estimated to range from $6 million to $8 million.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $22.2 million and $16.2 million for the first half of 2025 and 2024, respectively. The first half of 2025 reflected higher net income of $6.2 million and higher depreciation of $811,000, partially offset by a decrease in net amortization of premium/discount on investment securities of $1.2 million. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment.
The loss on sale of investment securities of $3.6 million also had a positive impact on net cash provided by operating activities. These factors positively impacting net cash provided by operating activities were partially offset by:

•A change in other operating activities, net of $2.9 million, primarily due to changes in various other assets and liabilities related to client funding and reimbursements;
•An change in accounts receivable of $1.5 million; and
•A decrease in net cash (used in) provided by discontinued operations of $2.0 million.
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
As a bank holding company, the Company and the Bank are subject to capital requirements administered by state and federal banking agencies. Capital adequacy guidelines, and, for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are subject to qualitative judgments by regulators about components, risk weighting, and other factors. In addition, the calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. For example, as allowed under the Basel III Capital Rules, the Company has elected to opt-out of the requirement to include most components of accumulated other comprehensive income in common equity Tier 1 capital. For more information on these regulatory requirements, including the Basel III Capital Rules and capital classifications, see Item 1, "Business-Supervision and Regulation" and Item 8, Note 2, "Financial Statements and Supplementary Data" of the Company's 2024 Form 10-K.

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2025
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$267,542	15.67%	$136,574	8.00%	$ N/A	N/A %
Cass Commercial Bank	217,919	19.05	91,503	8.00	114,379	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	252,944	14.82	76,823	4.50	N/A	N/A
Cass Commercial Bank	204,109	17.95	51,470	4.50	74,346	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	252,944	14.82	102,431	6.00	N/A	N/A
Cass Commercial Bank	204,109	17.85	68,627	6.00	91,503	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	252,944	10.62	95,281	4.00	N/A	N/A
Cass Commercial Bank	204,109	14.45	56,483	4.00	70,604	5.00
At December 31, 2024
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$261,021	14.61%	$142,969	8.00%	$ N/A	N/A %
Cass Commercial Bank	207,519	17.68	93,911	8.00	117,389	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	247,354	13.84	80,420	4.50	N/A	N/A
Cass Commercial Bank	194,446	16.56	52,825	4.50	76,303	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	247,354	13.84	107,226	6.00	N/A	N/A
Cass Commercial Bank	194,446	16.56	70,433	6.00	93,911	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	247,354	10.57	93,625	4.00	N/A	N/A
Cass Commercial Bank	194,446	13.50	57,620	4.00	72,026	5.00

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
The following table summarizes simulated changes in net interest income versus unchanged rates over the next 12 months as of June 30, 2025 and December 31, 2024.

	% change in projected net interest income
	June 30, 2025	December 31, 2024
+200 basis points	7.0%	9.0%
+100 basis points	3.2%	4.4%
Flat rates	—%	—%
-100 basis points	(0.2)%	0.2%
-200 basis points	(1.2)%	(1.3)%
The Company is generally asset sensitive as average interest-earning assets of $2.09 billion for the second quarter of 2025 greatly exceeded average interest-bearing liabilities of $615.9 million. The table above on the projected impact of interest rate shocks results from a static balance sheet at June 30, 2025.
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

There were no changes in the second quarter of 2025 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2025, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025–April 30, 2025	41,666	$41.04	41,445	161,027
May 1, 2025–May 31, 2025	64,344	42.61	64,344	96,683
June 1, 2025–June 30, 2025	35,172	42.85	34,480	62,203
Total	141,182	$42.20	140,269	62,203
(1)During the quarter ended June 30, 2025, there were 140,269 shares repurchased pursuant to the Company's publicly announced treasury stock buyback program and 913 shares transferred from employees in satisfaction of tax withholding obligations upon the vesting of restricted stock.
(2)The Board of Directors authorized the treasury stock buyback program on October 17, 2023, announced by the Company on October 19, 2023. The program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. On July 15, 2025, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock with no expiration date. This authorization replaces the October 2023 authorization, and as such, the Company has 500,000 shares available for repurchase effective with the July 15, 2025 authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the second quarter of 2025.
(c)During the three months ended June 30, 2025, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit 10.1 Description of Cass Information Systems, Inc. Profit Sharing Program.

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

* Management contract or compensatory plan arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASS INFORMATION SYSTEMS, INC.

DATE: August 5, 2025	By	/s/ Martin H. Resch
Martin H. Resch
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 5, 2025	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)