Form 10-Q
period 2025-09-30
CASS INFORMATION SYSTEMS INC
filed 2025-11-04
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of October 31, 2025: Common stock, par value $.50 per share – 13,084,279 shares outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and due from banks	$30,663	$19,328
Short-term investments	227,971	330,400
Cash and cash equivalents	258,634	349,728
Investment securities available-for-sale, at fair value	717,369	528,021

Loans	1,088,347	1,081,989
Less: Allowance for credit losses	14,066	13,395
Loans, net	1,074,281	1,068,594
Payments in advance of funding	188,040	208,530
Premises and equipment, net	30,287	30,576
Investment in bank-owned life insurance	51,700	50,325
Goodwill	16,164	16,333
Other intangible assets, net	4,036	4,914
Accounts and drafts receivable from customers	49,798	55,906
Other assets	63,313	67,741
Assets of discontinued operations	—	14,413
Total assets	$2,453,622	$2,395,081

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$407,169	$251,230
Interest-bearing	627,491	716,686
Total deposits	1,034,660	967,916
Accounts and drafts payable	1,130,371	1,129,610
Other liabilities	45,142	46,211
Liabilities of discontinued operations	—	22,314
Total liabilities	2,210,173	2,166,051

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at September 30, 2025 and December 31, 2024; 13,120,318 and 13,504,104 shares outstanding at September 30, 2025 and December 31, 2024, respectively.	7,753	7,753
Additional paid-in capital	205,925	205,593
Retained earnings	163,038	148,487
Common shares in treasury, at cost (2,385,454 shares at September 30, 2025 and 2,001,668 shares at December 31, 2024)	(103,835)	(87,615)
Accumulated other comprehensive loss	(29,432)	(45,188)
Total shareholders’ equity	243,449	229,030
Total liabilities and shareholders’ equity	$2,453,622	$2,395,081
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fee Revenue and Other Income:
Processing fees	$16,655	$16,686	$50,206	$50,361
Financial fees	10,416	11,017	30,538	32,075
Gain (loss) on sale of investment securities	4	—	(3,572)	(13)
Other	1,768	1,060	4,657	3,512
Total fee revenue and other income	28,843	28,763	81,829	85,935

Interest Income:
Interest and fees on loans	15,632	14,567	46,819	40,935
Interest and dividends on investment securities:
Taxable	4,491	3,114	11,996	10,117
Exempt from federal income taxes	1,188	893	2,629	2,709
Interest on federal funds sold and other short-term investments	3,860	4,200	10,755	11,908
Total interest income	25,171	22,774	72,199	65,669

Interest Expense:
Interest on deposits	4,151	5,156	12,431	15,646
Total interest expense	4,151	5,156	12,431	15,646
Net interest income	21,020	17,618	59,768	50,023
(Release of) provision for credit losses	(193)	(140)	737	355
Net interest income after (release of) provision for credit losses	21,213	17,758	59,031	49,668
Total net revenue	50,056	46,521	140,860	135,603

Operating Expense:
Salaries and commissions	20,105	20,530	60,406	60,445
Share-based compensation	1,018	863	3,177	2,508
Employee profit sharing	1,685	627	4,770	2,978
Net periodic pension cost	—	195	—	581
Other benefits	4,798	4,307	14,284	13,161
Total personnel expenses	27,606	26,522	82,637	79,673
Occupancy	734	699	2,124	2,016
Equipment	2,513	2,058	7,369	5,825
Amortization of intangible assets	293	173	879	519
Bad debt expense (recovery)	—	6,559	(2,000)	7,847
Other operating expense	7,295	6,746	21,081	21,494
Total operating expense	38,441	42,757	112,090	117,374
Income from continuing operations, before income tax expense	11,615	3,764	28,770	18,229
Income tax expense	2,403	736	5,848	3,829
Net income from continuing operations	9,212	3,028	22,922	14,400
(Loss) income from discontinued operations, net of tax	(106)	(90)	4,005	174
Net income	$9,106	$2,938	$26,927	$14,574

Basic earnings per share from continuing operations	$.70	$.23	$1.73	$1.07
Basic (loss) earnings per share from discontinued operations	(.01)	(.01)	.30	.01
Basic earnings per share	$.69	$.22	$2.03	$1.08

Diluted earnings per share from continuing operations	$.69	$.22	$1.69	$1.05
Diluted (loss) earnings per share from discontinued operations	(.01)	(.01)	.30	.01
Diluted earnings per share	$.68	$.21	$1.99	$1.06
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Comprehensive Income:
Net income	$9,106	$2,938	$26,927	$14,574
Other comprehensive income:
Net unrealized gain on securities available-for-sale	4,882	13,624	17,145	10,938
Tax effect	(1,161)	(3,243)	(4,080)	(2,604)
Reclassification adjustments for (gains) losses included in net income	(4)	—	3,572	13
Tax effect	1	—	(850)	(3)
Foreign currency translation adjustments	(475)	172	(31)	40
Total comprehensive income	$12,349	$13,491	$42,683	$22,958
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$26,927	$14,574
Less: net income from discontinued operations	4,005	174
Net income from continuing operations	22,922	14,400
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	879	519
Net amortization of premium/discount on investment securities	981	2,916
Depreciation	4,474	3,486
Loss on sale of investment securities	3,572	13
Share-based compensation expense	3,177	2,508
Provision for credit losses	737	355
Increase in current income tax liability	2,190	56
Increase in accounts receivable	(349)	(4,033)
Other operating activities, net	(4,624)	(1,638)
Net cash provided by operating activities - continuing operations	33,959	18,582
Net cash (used in) provided by operating activities - discontinued operations	(1,370)	1,737
Net cash provided by operating activities	32,589	20,319

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available-for-sale	125,815	24,985
Proceeds from maturities of investment securities available-for-sale	55,814	130,518
Purchase of investment securities available-for-sale	(354,813)	(71,121)
Net increase in loans	(6,358)	(64,069)
Proceeds from sale of TEM business	18,000	—
Decrease (increase) in payments in advance of funding	20,490	(8,341)
Purchases of premises and equipment, net	(4,946)	(8,321)
Net cash (used in) provided by investing activities - continuing operations	(145,998)	3,651
Net cash (used in) provided by investing activities - discontinued operations	(99)	472
Net cash (used in) provided by investing activities	(146,097)	4,123

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	155,939	(131,786)
Net (decrease) increase in interest-bearing demand and savings deposits	(101,037)	33,640
Net increase in time deposits	11,842	4,655
Net decrease in accounts and drafts receivable from customers	6,108	79,760
Net increase (decrease) in accounts and drafts payable	760	(130,806)
Cash dividends paid	(12,376)	(12,264)
Purchase of common shares for treasury	(17,728)	(3,705)
Other financing activities, net	(1,429)	(1,749)
Net cash provided by (used in) financing activities - continuing operations	42,079	(162,255)
Net cash used in financing activities - discontinued operations	(19,665)	(4,099)
Net cash provided by (used in) financing activities	22,414	(166,354)
Net decrease in cash and cash equivalents	(91,094)	(141,912)
Cash and cash equivalents at beginning of period	349,728	372,468
Cash and cash equivalents at end of period	$258,634	$230,556

Supplemental information:
Cash paid for interest	$12,126	$15,653
Cash paid for income taxes	4,890	4,095
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2024	$7,753	$204,128	$149,236	$(81,554)	$(49,638)	$229,925
Net income			2,938			2,938
Cash dividends ($0.30 per share)			(4,082)			(4,082)
Issuance of 1,505 common shares pursuant to share-based compensation plans, net		—		66		66
Share-based compensation expense		898		—		898
Purchase of 64,471 common shares				(2,651)		(2,651)
Other comprehensive gain					10,553	10,553
Balance, September 30, 2024	$7,753	$205,026	$148,092	$(84,139)	$(39,085)	$237,647

Balance, June 30, 2025	$7,753	$204,842	$158,005	$(97,103)	$(32,675)	$240,822
Net income			9,106			9,106
Cash dividends ($0.31 per share)			(4,073)			(4,073)
Issuance of 1,490 common shares pursuant to share-based compensation plans, net		65		—		65
Share-based compensation expense		1,018		—		1,018
Purchase of 159,587 common shares				(6,732)		(6,732)
Other comprehensive gain					3,243	3,243
Balance, September 30, 2025	$7,753	$205,925	$163,038	$(103,835)	$(29,432)	$243,449

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2023	$7,753	$208,007	$145,782	$(84,264)	$(47,469)	$229,809
Net income			14,574			14,574
Cash dividends ($0.90 per share)			(12,264)			(12,264)
Issuance of 124,801 common shares pursuant to share-based compensation plan, net		(5,611)		3,862		(1,749)
Share-based compensation expense		2,630		(32)		2,598
Purchase of 87,742 common shares				(3,705)		(3,705)
Other comprehensive gain					8,384	8,384
Balance, September 30, 2024	$7,753	$205,026	$148,092	$(84,139)	$(39,085)	$237,647

Balance, December 31, 2024	$7,753	$205,593	$148,487	$(87,615)	$(45,188)	$229,030
Net income			26,927			26,927
Cash dividends ($0.93 per share)			(12,376)			(12,376)
Issuance of 120,642 common shares pursuant to share-based compensation plans, net		(2,927)		1,563		(1,364)
Share-based compensation expense		3,259		(55)		3,204
Purchase of 415,965 common shares				(17,728)		(17,728)
Other comprehensive gain					15,756	15,756
Balance, September 30, 2025	$7,753	$205,925	$163,038	$(103,835)	$(29,432)	$243,449
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
Note 2 - Discontinued Operations and Assets and Liabilities Held for Sale
On April 7, 2025, the Company signed an Asset Purchase Agreement providing for the sale of its telecom expense management and managed mobility solutions business unit ("TEM Business Unit") to Asignet USA Inc ("Asignet") for a purchase price of $18.0 million. The sale closed on June 30, 2025. The Company also signed a Transition Services Agreement with Asignet to provide certain information technology, data ingestion, and payment processing services for a period of time not to exceed 18 months after closing.
The Company has applied discontinued operations accounting in accordance with Accounting Standards Codification, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold related to the Company's TEM Business Unit as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025, and 2024, as applicable. The sale of the TEM Business Unit represents a strategic shift due to the Company completely exiting both the telecom expense management and managed mobility solutions businesses. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted. The TEM Business Unit is included in the Information Services operating segment.
The carrying amount of major classes of assets and liabilities included as part of discontinued operations at September 30, 2025, and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
(In thousands except share and per share data)
Assets
Premises and equipment, net	$—	$3,598
Goodwill	—	5,019
Other intangible assets, net	—	93
Other assets	—	5,703
Assets of discontinued operations	$—	$14,413

Liabilities
Accounts and drafts payable	$—	$19,665
Other liabilities	—	2,649
Liabilities of discontinued operations	$—	$22,314

Income from discontinued operations, net of tax, for the three and nine months ended September 30, 2025, and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2025	2024	2025	2024
Fee Revenue and Other Income:
Processing fees	$—	$3,849	$7,630	$12,027
Financial fees	—	161	888	508
Other	772	20	2,608	680
Gain on sale of TEM business	—	—	3,550	—
Total fee revenue and other income	772	4,030	14,676	13,215

Operating Expense:
Salaries and commissions	536	2,693	6,150	8,662
Share-based compensation	—	35	28	91
Other benefits	183	617	1,324	1,905
Total personnel expenses	719	3,345	7,502	10,658
Occupancy	23	191	384	562
Equipment	1	50	100	151
Amortization of intangible assets	—	9	19	36
Other operating expense	170	547	1,357	1,582
Total operating expense	913	4,142	9,362	12,989
(Loss) income from discontinued operations, before income tax (benefit) expense	(141)	(112)	5,314	226
Income tax (benefit) expense	(35)	(22)	1,309	52
Net (loss) income from discontinued operations	$(106)	$(90)	$4,005	$174
Note 3 – Intangible Assets
The Company accounts for intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that intangibles with indefinite useful lives be tested annually for impairment, or when management deems there is a triggering event, and those with finite useful lives be amortized over their useful lives.
Details of the Company’s intangible assets are as follows:

	September 30, 2025		December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,215	$(4,938)	$6,314	$(4,729)
Software	5,512	(3,007)	5,412	(2,358)
Trade name	373	(119)	373	(98)
Unamortized intangible assets:
Goodwill	16,164	—	16,333	—
Total intangible assets	$28,264	$(8,064)	$28,432	$(7,185)
The customer lists are amortized over 5 to 10 years; software over 3 to 7 years; the trade names over 10 to 20 years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $293,000 and $879,000 for the three and nine months ended September 30, 2025, respectively. Amortization of intangible assets amounted to $173,000 and

$519,000 for the three and nine months ended September 30, 2024, respectively. Estimated annual amortization of intangibles is $1.2 million in 2025, $1.0 million in 2026, $730,000 in 2027, 2028, and $699,000 in 2029.
Note 4 – Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding.
The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic:
Net income from continuing operations	$9,212	$3,028	$22,922	$14,400
Net (loss) income from discontinued operations	(106)	(90)	4,005	174
Net income	$9,106	$2,938	$26,927	$14,574
Weighted-average common shares outstanding	13,116,216	13,504,204	13,262,729	13,524,165
Basic earnings per share from continuing operations	$0.70	$0.23	$1.73	$1.07
Basic (loss) earnings per share from discontinued operations	$(0.01)	$(0.01)	$0.30	$0.01
Basic earnings per share	$0.69	$0.22	$2.03	$1.08

Diluted:
Net income from continuing operations	$9,212	$3,028	$22,922	$14,400
Net (loss) income from discontinued operations	(106)	(90)	4,005	174
Net income	$9,106	$2,938	$26,927	$14,574
Weighted-average common shares outstanding	13,116,216	13,504,204	13,262,729	13,524,165
Effect of dilutive restricted stock and stock appreciation rights	283,139	281,793	274,500	273,575
Weighted-average common shares outstanding assuming dilution	13,399,355	13,785,997	13,537,229	13,797,740
Diluted earnings per share from continuing operations	$0.69	$0.22	$1.69	$1.05
Diluted (loss) earnings per share from discontinued operations	$(0.01)	$(0.01)	$0.30	$0.01
Diluted earnings per share	$0.68	$0.21	$1.99	$1.06
Note 5 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, in July 2025, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock with no expiration date. As of September 30, 2025, the Company had 340,413 shares remaining available for repurchase under the program. The Company repurchased 159,587 and 415,965 shares during the three and nine months ended September 30, 2025, respectively and 64,471 and 87,742 shares during the three and nine months ended September 30, 2024, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.
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
The Information Services segment provides transportation, energy, telecommunication, and environmental invoice processing and payment services to large corporations. In addition, this segment provides church management software and on-line generosity services primarily for faith-based ministries. As discussed in Note 2 to the consolidated financial statements, the Company applied discontinued operations accounting to the assets and liabilities being sold related to the TEM Business Unit as of and for the three and nine months ended September 30, 2025 and 2024, as applicable. The TEM Business Unit is included in the Information Services operating segment. The Banking Services segment provides banking services primarily to privately held businesses, franchise restaurants and faith-based ministries, as well as supporting the banking needs of the Information Services segment.
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
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2025:
Fee revenue and other income	$27,491	$669	$679	$28,839
Gain on sale of investment securities	—	—	4	4
Interest income	12,637	16,487	(3,953)	25,171
Interest expense	293	7,752	(3,894)	4,151
Release of credit losses	—	(193)	—	(193)
Total net revenue	39,835	9,597	624	50,056

Personnel expenses	24,354	3,252	—	27,606
Occupancy	534	200	—	734
Equipment	2,453	60	—	2,513
Intersegment expense (income)	865	(865)	—	—
Other operating expense	5,507	2,081	—	7,588
Total operating expense	33,713	4,728	—	38,441
Pre-tax income from continuing operations	6,122	4,869	624	11,615
Pre-tax loss from discontinued operations	(141)	—	—	(141)

Goodwill	16,028	136	—	16,164
Other intangible assets, net	4,036	—	—	4,036
Total assets	1,591,235	1,174,037	(311,650)	2,453,622
Average funding sources	$1,451,420	$761,129	$—	$2,212,549

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2024:
Fee revenue and other income	$27,800	$614	$349	$28,763
Interest income	10,223	15,630	(3,079)	22,774
Interest expense	334	9,005	(4,183)	5,156
Release of credit losses	—	(140)	—	(140)
Total net revenue	37,689	7,379	1,453	46,521

Personnel expenses	23,489	3,033	—	26,522
Occupancy	534	165	—	699
Equipment	1,808	250	—	2,058
Bad debt expense	6,559	—	—	6,559
Intersegment expense (income)	938	(938)	—	—
Other operating expense	4,683	2,236	—	6,919
Total operating expense	38,011	4,746	—	42,757
Pre-tax (loss) income from continuing operations	(322)	2,633	1,453	3,764
Pre-tax loss from discontinued operations	(112)	—	—	(112)

Goodwill	17,173	136	—	17,309
Other intangible assets, net	2,789	—	—	2,789
Total assets	1,371,095	1,172,264	(282,599)	2,260,760
Average funding sources	$1,273,365	$774,126	$—	$2,047,491

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Nine Months Ended September 30, 2025:
Fee revenue and other income	$81,845	$1,972	$1,584	$85,401
Loss on sale of investment securities	—	—	(3,572)	(3,572)
Interest income	34,090	49,390	(11,281)	72,199
Interest expense	818	23,493	(11,880)	12,431
Provision for credit losses	—	737	—	737
Total net revenue	115,117	27,132	(1,389)	140,860

Personnel expenses	73,267	9,370	—	82,637
Occupancy	1,561	563	—	2,124
Equipment	7,175	194	—	7,369
Bad debt recovery	(2,000)	—	—	(2,000)
Intersegment income (expense)	2,637	(2,637)	—	—
Other operating expense	16,101	5,859	—	21,960
Total operating expense	98,741	13,349	—	112,090
Pre-tax income (loss) from continuing operations	16,376	13,783	(1,389)	28,770
Pre-tax income from discontinued operations	5,314	—	—	5,314

Goodwill	16,028	136	—	16,164
Other intangible assets, net	4,036	—	—	4,036
Total assets	1,591,235	1,174,037	(311,650)	2,453,622
Average funding sources	$1,376,783	$764,987	$—	$2,141,770

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Nine Months Ended September 30, 2024:
Fee revenue and other income	$82,998	$1,919	$1,031	$85,948
Loss on sale of investment securities	—	—	(13)	(13)
Interest income	30,166	44,194	(8,691)	65,669
Interest expense	1,246	25,468	(11,068)	15,646
Provision for credit losses	—	355	—	355
Total net revenue	111,918	20,290	3,395	135,603

Personnel expenses	70,739	8,934	—	79,673
Occupancy	1,518	498	—	2,016
Equipment	5,077	748	—	5,825
Bad debt expense	7,847	—	—	7,847
Intersegment income (expense)	2,992	(2,992)	—	—
Other operating expense	15,621	6,392	—	22,013
Total operating expense	103,794	13,580	—	117,374
Pre-tax income from continuing operations	8,124	6,710	3,395	18,229
Pre-tax income from discontinued operations	226	—	—	226

Goodwill	17,173	136	—	17,309
Other intangible assets, net	2,789	—	—	2,789
Total assets	1,371,095	1,172,264	(282,599)	2,260,760
Average funding sources	$1,267,431	$786,541	$—	$2,053,972
Intersegment income (expense) primarily relates to payment processing fees paid by the Information Services segment to the Banking services segment. The Corporate elimination for total assets and interest income and interest expense primarily relates to allocated funds and related interest depending on funding needs of the operating segments.
Note 7 – Loans by Type
A summary of loans is as follows:

(In thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$569,739	$559,262
Real estate:
Commercial:
Mortgage	101,242	119,194
Construction	10,302	9,134
Faith-based:
Mortgage	378,820	368,881
Construction	28,244	25,518
Total loans	$1,088,347	$1,081,989

The following table presents the aging of loans past due by category at September 30, 2025 and December 31, 2024:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
September 30, 2025
Commercial and industrial	$565,969	$—	$—	$—	$3,770	$569,739
Real estate
Commercial:
Mortgage	97,938	—	—	—	3,304	101,242
Construction	10,302	—	—	—	—	10,302
Faith-based:
Mortgage	378,820	—	—	—	—	378,820
Construction	28,244	—	—	—	—	28,244
Total	$1,081,273	$—	$—	$—	$7,074	$1,088,347
December 31, 2024
Commercial and industrial	$559,262	$—	$—	$—	$—	$559,262
Real estate
Commercial:
Mortgage	119,194	—	—	—	—	119,194
Construction	9,134	—	—	—	—	9,134
Faith-based:
Mortgage	368,881	—	—	—	—	368,881
Construction	25,518	—	—	—	—	25,518
Total	$1,081,989	$—	$—	$—	$—	$1,081,989

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of September 30, 2025 and December 31, 2024:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
September 30, 2025
Commercial and industrial	$533,678	$32,291	$3,770	$569,739
Real estate
Commercial:
Mortgage	93,982	3,956	3,304	101,242
Construction	10,302	—	—	10,302
Faith-based:
Mortgage	368,216	10,604	—	378,820
Construction	28,244	—	—	28,244
Total	$1,034,422	$46,851	$7,074	$1,088,347
December 31, 2024
Commercial and industrial	$527,690	$31,572	$—	$559,262
Real estate
Commercial:
Mortgage	116,063	3,131	—	119,194
Construction	9,134	—	—	9,134
Faith-based:
Mortgage	352,356	16,525	—	368,881
Construction	25,518	—	—	25,518
Total	$1,030,761	$51,228	$—	$1,081,989

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
The following table shows the amortized cost of loans that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025, segregated by category and type of modification.

(In thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Percentage of Total Loans Held for Investment
September 30, 2025
Commercial and industrial	$—	$27,930	$—	$—	4.90%
Total	$—	$27,930	$—	$—	2.57%
There were two loans modified during the nine months ended September 30, 2025. There were no loans modified during the nine months ended September 30, 2024. Both loans modified during the nine months ended September 30, 2025 were due to term extensions coupled with an interest rate increase.
The following table shows the payment status of loans that have been modified to borrowers experiencing financial difficulty in the last twelve months:

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial and industrial	$27,930	$—	$—	$—	—%
Total	$27,930	$—	$—	$—	$—
At September 30, 2025, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

There were no modified loans that had a payment default during the nine months ended September 30, 2025 that had been modified due to the borrower experiencing financial difficulty within the 12 previous months preceding the default.
Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. There were no loans written off during the nine months ended September 30, 2025.
At September 30, 2025, the Company had three non-accrual loans totaling $7.1 million that had an allowance for credit losses specifically allocated to them of $141,000 based on an evaluation of expected credit losses. There were no non-accrual loans at December 31, 2024. The Company did not record any interest income on non-accrual loans during the three and nine months ended September 30, 2025 or September 30, 2024.
There were no foreclosed loans recorded as other real estate owned as of September 30, 2025 or December 31, 2024.

A summary of the activity in the allowance for credit losses (“ACL”) by category for the nine months ended September 30, 2025 and year-ended December 31, 2024 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at January 1, 2024	$5,412	$1,093	$6,476	$108	$13,089
Provision for (release of) credit losses	485	(70)	(218)	109	306
Balance at December 31, 2024	$5,897	$1,023	$6,258	$217	$13,395
Provision for (release of) credit losses (1)	279	(14)	359	47	671
Balance at September 30, 2025	$6,176	$1,009	$6,617	$264	$14,066

(1)	For the nine months ended September 30, 2025, there was a provision for credit losses of $66,000 for unfunded commitments.
Note 8 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. As more fully described in the Form 10-K, such activities include traditional off-balance sheet credit-related financial instruments. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. An allowance for unfunded commitments of $339,000 and $273,000 had been recorded at September 30, 2025 and December 31, 2024, respectively.
At September 30, 2025, the balances of unfunded commitments, standby and commercial letters of credit were $174.8 million, $11.9 million, and $489,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.
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
On March 28, 2025, the Company and Rubicon, in order to fully resolve the above matters, signed a Settlement Agreement and Mutual Release whereby Rubicon made an initial payment to the Company of $2.0 million. The Company recorded a bad debt recovery of $2.0 million in the consolidated statement of income for the nine months ended September 30, 2025 upon receipt of the initial payment of $2.0 million. Rubicon also agreed to a fully amortizing, interest-bearing Promissory Note of $5.0 million, with annual payments, maturing July 1, 2029. The Company will record any future payments received in accordance with the Settlement Agreement and Mutual Release as a bad debt recovery when cash is received.
Note 9 – Share-Based Compensation
On February 16, 2023, the Board of Directors adopted the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan"), which was approved by the Company's shareholders on April 18, 2023. The 2023 Omnibus Plan permits the issuance of up to 1.0 million shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units, phantom stock, and performance awards. During the nine months ended September 30, 2025, 65,294 time-based restricted shares and 56,339 performance-based restricted shares were granted under the 2023 Omnibus Plan. Share-based compensation expense was $1.0 million and $3.2 million for the three and nine months ended September 30, 2025, respectively, and $863,000 and $2.5 million for the three and nine months ended September 30, 2024, respectively.
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
As of September 30, 2025, the total unrecognized compensation expense related to non-vested restricted shares was $2.3 million, and the related weighted-average period over which it is expected to be recognized is approximately 0.58 years.
Following is a summary of the activity of the Company's restricted stock for the nine months ended September 30, 2025, with total shares and weighted-average fair value:

	Nine Months Ended September 30, 2025
	Shares	Fair Value
Balance at December 31, 2024	254,808	$42.87
Granted	65,294	40.88
Vested	(43,526)	39.62
Forfeitures	(2,558)	45.33
Balance at September 30, 2025	274,018	$42.88
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
Following is a summary of the activity of the PBRS for the nine months ended September 30, 2025, based on 100% of target value:

	Nine Months Ended September 30, 2025
	Shares	Fair Value
Balance at December 31, 2024	158,428	$43.87
Granted	56,339	41.45
Vested	(55,848)	39.58
Forfeitures	(4,200)	44.50
Balance at September 30, 2025	154,719	$44.52
The PBRS that vested during the nine months ended September 30, 2025 were based on the Company's achievement of 99.1% of target financial goals for the 2022-2024 performance period, resulting in the issuance of 55,348 shares of common stock. The outstanding PBRS at September 30, 2025 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
Note 10 – Defined Pension Plans
The Company had a noncontributory defined-benefit pension plan (the “Plan”), which covered eligible employees that was terminated in 2024. The Company recorded no net periodic pension cost for the three and nine months ended

September 30, 2025, and $195,000 and $581,000 for the three and nine months ended September 30, 2024, respectively related to the Plan.
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
SERP cost recorded to expense was $113,000 and $338,000 for the three and nine month periods ended September 30, 2025, September 30, 2024, respectively.
Note 11 – Income Taxes
The effective tax rate for continuing operations was 20.7% and 20.3% for the three and nine months ended September 30, 2025, respectively and was 19.6% and 21.0% for the three and nine months ended September 30, 2024, respectively. The effective tax rate can differ from the statutory rate of 21% primarily due to the impact of state income taxes, the tax-exempt interest received from municipal bonds and bank-owned life insurance, and other factors.
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

	September 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$257,145	$1,802	$(11,838)	$247,109
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	439,159	1,515	(27,864)	412,810
Corporate bonds	30,960	—	(2,238)	28,722
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	29,074	—	(346)	28,728
Total	$756,338	$3,317	$(42,286)	$717,369

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$188,933	$4	$(16,973)	$171,964
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	267,359	11	(34,095)	233,275
Corporate bonds	95,841	3	(8,058)	87,786
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	35,575	—	(579)	34,996
Total	$587,708	$18	$(59,705)	$528,021

The fair values of investment securities with unrealized losses are as follows:

	September 30, 2025
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$2,814	$16	$148,209	$11,822	$151,023	$11,838
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	117,666	1,227	145,446	26,637	263,112	27,864
Corporate bonds	—	—	28,723	2,238	28,723	2,238
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	28,728	346	28,728	346
Total	$120,480	$1,243	$351,106	$41,043	$471,586	$42,286

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$4,082	$8	$163,893	$16,964	$167,975	$16,972
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	85,272	2,086	139,676	32,009	224,948	34,095
Corporate bonds	7,901	99	66,860	7,960	74,761	8,059
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	30,575	579	30,575	579
Total	$97,255	$2,193	$401,004	$57,512	$498,259	$59,705
There were 209 investment securities, or 69.9% (182 of which for greater than 12 months), in an unrealized loss position as of September 30, 2025. The unrealized losses at September 30, 2025 were primarily attributable to changes in market interest rates after the investment securities were purchased. The Company does not currently intend to sell, and based on current conditions, the Company does not believe it will be required to sell these available-for-sale investment securities before the recovery of the amortized cost basis, which may be the maturity dates of the investment securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. There were 241 investment securities, or 96.0% (215 of which for greater than 12 months), in an unrealized loss position as of December 31, 2024. At September 30, 2025 and December 31, 2024, the Company had not recorded an allowance for credit losses on investment securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2025
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$11,388	$11,387
Due after 1 year through 5 years	75,399	72,765
Due after 5 years through 10 years	167,330	154,915
Due after 10 years	502,221	478,302
Total	$756,338	$717,369
Proceeds from sales of investment securities classified as available-for-sale were $72.7 million and $125.8 million for the three and nine months ended September 30, 2025, and were $0 and $25.0 million for the three and nine months ended September 30, 2024, respectively. Gross realized losses were $347,000 and $3.9 million for the three and nine months ended September 30, 2025, respectively, and were $0 and $13,000 for the three and nine months ended September 30, 2024, respectively. There were $351,000 gross realized gains for both the three and nine months ended September 30, 2025, respectively, and no gross realized gains for both the three and nine months ended September 30, 2024, respectively. There were no investment securities pledged to secure public deposits or for other purposes at September 30, 2025.
Note 13 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$258,634	$258,634	$349,728	$349,728
Investment securities	717,369	717,369	528,021	528,021
Loans, net	1,074,281	1,065,604	1,068,594	1,046,406
Accrued interest receivable	9,558	9,558	7,979	7,979
Total	$2,059,842	$2,051,165	$1,954,322	$1,932,134
Balance sheet liabilities:
Deposits	$1,034,660	$1,034,660	$967,916	$967,916
Accounts and drafts payable	1,130,371	1,130,371	1,129,610	1,129,610
Accrued interest payable	971	971	666	666
Total	$2,166,002	$2,166,002	$2,098,192	$2,098,192
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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope for the periods ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$16,655	$16,686	$50,206	$50,361
Financial fees	10,416	11,017	30,538	32,075
Information services payment and processing revenue	27,071	27,703	80,744	82,436
Bank service fees	372	354	1,058	955
Fee revenue (in-scope of FASB ASC 606)	27,443	28,057	81,802	83,391
Other income (out-of-scope of FASB ASC 606)	1,396	706	3,599	2,557
Gain (loss) on sale of investment securities	4	—	(3,572)	(13)
Total fee revenue and other income	$28,843	$28,763	$81,829	$85,935
Note 15 – Leases
The Company leases certain premises under operating leases. As of September 30, 2025, the Company had lease liabilities of $4.7 million and right-of-use assets of $4.5 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three and nine months ended September 30, 2025, operating lease cost was $214,000 and $642,000, respectively, short-term lease cost was $53,000 and $159,000, respectively, and there was no variable lease cost. At September 30, 2025, the weighted-average remaining lease term for the operating leases was 6.4 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.75%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2024 Form 10-K for information regarding these commitments.

A maturity analysis of operating lease liabilities and undiscounted cash flows as of September 30, 2025 is as follows:

(In thousands)	September 30, 2025
Lease payments due
Less than 1 year	$833
1-2 years	817
2-3 years	800
3-4 years	711
4-5 years	723
Over 5 years	1,230
Total undiscounted cash flows	5,114
Discount on cash flows	427
Total lease liability	$4,687
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the nine months ended September 30, 2025.
Note 16 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2025. There were no other events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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

The Company has experienced an increase in facility dollar volumes in recent quarters due to higher energy usage and prices, in addition to onboarding new clients with high dollar volumes as compared to the related transaction count. Energy prices are rising due to a number of factors, including an aging power grid, and rising demand for electricity as a result of data center construction to power artificial intelligence and electric vehicles.
Recent Items of Note
Net interest income increased $3.5 million, or 19.3%, as compared to the same period last year. The increase in net interest income was attributable to the net interest margin improving to 3.87% as compared to 3.55% in the same period last year, in addition to an increase in average interest-earning assets of $187.6 million, or 9.4%. The Company generally benefits from a higher interest rate environment due to a large percentage of its funding sources being non-interest bearing.
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
Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three months ended September 30, 2025 (“third quarter of 2025”) compared to the three months ended September 30, 2024 (“third quarter of 2024”) and the nine months ended September 30, 2025 compared to the nine months ended

September 30, 2024. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2024 Form 10-K. Results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results to be attained for any other period.
Discontinued Operations

The Company has applied discontinued operations accounting in accordance with Accounting Standards Codification, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold related to the Company's TEM Business Unit as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025, and 2024, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements for further discussion regarding discontinued operations and subsequent events associated with discontinued operations.
Summary of Results
The following table summarizes the Company’s operating results:

(In thousands except per share data)	Third Quarter of			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Processing fees	$16,655	$16,686	(0.2)%	$50,206	$50,361	(0.3)%
Financial fees	10,416	11,017	(5.5)%	30,538	32,075	(4.8)%
Net interest income	21,020	17,618	19.3%	59,768	50,023	19.5%
(Release of) provision for credit loss	(193)	(140)	37.9%	737	355	107.6%
Gain (loss) on sale of investment securities	4	—	N/M	(3,572)	(13)	N/M
Other	1,768	1,060	66.8%	4,657	3,512	32.6%
Total net revenue	50,056	46,521	7.6%	140,860	135,603	3.9%
Operating expense	38,441	42,757	(10.1)%	112,090	117,374	(4.5)%
Income before income tax expense	11,615	3,764	208.6%	28,770	18,229	57.8%
Income tax expense	2,403	736	226.5%	5,848	3,829	52.7%
Net income from continuing operations	$9,212	$3,028	204.2%	$22,922	$14,400	59.2%
Income from discontinued operations, net of tax	$(106)	$(90)	(17.8)%	$4,005	$174	N/M
Net income	$9,106	$2,938	209.9%	$26,927	$14,574	84.8%
Diluted earnings per share from continuing operations	$0.69	$0.22	213.6%	$1.69	$1.05	61.0%
Diluted earnings per share from discontinued operations	$(0.01)	$(0.01)	—%	$0.30	$0.01	N/M
Diluted earnings per share	$0.68	$0.21	223.8%	$1.99	$1.06	87.7%
Return on average assets	1.44%	0.50%	188.0%	1.48%	0.83%	78.3%
Return on average equity	15.29%	5.04%	203.4%	15.51%	8.54%	81.6%
Third quarter of 2025 compared to third quarter of 2024:
The Company recorded net revenue of $50.1 million during the third quarter of 2025, an increase of 7.6% from the third quarter of 2024, primarily driven by an increase in net interest income, partially offset by lower financial fees. Operating expense decreased 10.1% primarily driven by $6.6 million of bad debt expense in the third quarter of 2024, partially offset by an increase in personnel expenses of $1.1 million. Net income was $9.1 million and diluted EPS was $0.68 per share, increases of 209.9% and 223.8% from the three months period ended September 30, 2024, respectively.
The Company posted a 1.44% return on average assets and 15.29% return on average equity.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024:
The Company recorded net revenue of $140.9 million during the nine months ended September 30, 2025, an increase of 3.9% from the nine months ended September 30, 2024, primarily driven by an increase in net interest income, partially offset by a loss on the sale of investment securities and lower financial fees. Operating expense decreased 4.5% primarily driven by a $9.8 million change in bad debt expense (recovery), partially offset by an increase in personnel expenses of $3.0 million. Net income was $26.9 million and diluted EPS was $1.99 per share, increases of 84.8% and 87.7% from the nine months ended September 30, 2024, respectively.
The Company posted a 1.48% return on average assets and 15.51% return on average equity.
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

(In thousands)	Third Quarter of			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Transportation invoice volume	8,884	9,160	(3.0)%	26,075	26,810	(2.7)%
Transportation invoice dollar volume	$9,277,722	$9,097,739	2.0%	$27,291,394	$27,118,728	0.6%
Facility-related transaction volume [1]	4,084	4,176	(2.2)%	12,450	12,487	(0.3)%
Facility-related dollar volume [1]	$6,233,369	$5,473,113	13.9%	$17,569,447	$15,239,831	15.3%
Average payments in advance of funding	$175,705	$202,976	(13.4)%	$175,170	$203,498	(13.9)%
Processing fees	$16,655	$16,686	(0.2)%	$50,206	$50,361	(0.3)%
Financial fees	$10,416	$11,017	(5.5)%	$30,538	$32,075	(4.8)%
Other fees	$1,768	$1,060	66.8%	$4,657	$3,512	32.6%
Gain (loss) on sale of investment securities	$4	$—	N/M	$(3,572)	$(13)	N/M
1.Includes utility and waste.

Third quarter of 2025 compared to third quarter of 2024:
Processing fees decreased $31,000, or 0.2% over the same period in the prior year reflecting lower transportation and facility transaction volumes.
Financial fees decreased $601,000, or 5.5%, primarily attributable to a decline in average payments in advance of funding of 13.4%, in addition to changes in the manner whereby facility vendors receive payments.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024:
Processing fees decreased $155,000, or 0.3% over the same period in the prior year reflecting lower transportation and facility transaction volumes.
Financial fees decreased $1.5 million, or 4.8%, primarily attributable to a decline in average payments in advance of funding of 13.9%, in addition to changes in the manner whereby facility vendors receive payments.
The Company sold $34.0 million of corporate investment securities with a weighted-average yield of 2.29% at a loss of $3.6 million during June 2025. The proceeds from these sales were redeployed into higher yielding interest-earning assets during the third quarter of 2025.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	Third Quarter of		Nine Months Ended September 30,
	2025	2024	2025	2024
Average earning assets	$2,189,384	$2,001,741	$2,128,428	$2,007,780
Average interest-bearing liabilities	610,414	630,215	618,125	633,384
Net interest income*	21,336	17,856	60,467	50,744
Net interest margin*	3.87%	3.55%	3.80%	3.38%
Yield on earning assets*	4.62%	4.57%	4.58%	4.42%
Cost of interest-bearing liabilities	2.70%	3.25%	2.69%	3.30%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2025 and 2024.
Third quarter of 2025 compared to third quarter of 2024:
The increase in net interest income is primarily attributable to the net interest margin improving to 3.87% as compared to 3.55% in the same period last year, in addition to an increase in average earning assets of $187.6 million, or 9.4%. The yield on interest-earning assets increased 5 basis points from 4.57% to 4.62% while the cost of interest-bearing liabilities decreased 55 basis points from 3.25% to 2.70%.
Average loans increased $22.6 million, or 2.1%, to $1.10 billion. The average yield on loans increased 26 basis points to 5.66%, primarily due to loan growth at current market interest rates and continued maturing and re-pricing of existing fixed rate loans to current market interest rates.
Average investment securities increased $121.3 million, or 20.5%, to $711.7 million. The increase was driven by the utilization of available liquidity arising from an increase in average accounts and drafts payable to purchase investment securities. The average yield on taxable investment securities increased 44 basis points to 3.32% and the average yield on tax-exempt investment securities increased 59 basis points to 3.40%.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, increased $43.8 million, or 12.9%, to $382.3 million. The increase is primarily a result of the increase in average funding sources, partially offset by the increase in average loans and average investment securities. The average yield on short-term investments decreased 93 basis points to 4.01%, primarily due to the decrease in the Federal Funds rate that occurred in the last four months of 2024 and then again in September 2025. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits decreased $19.8 million, or 3.1%, to $610.4 million. Average non-interest-bearing demand deposits increased $1.9 million, or 0.5%, to $406.2 million. The Company has experienced deposit attrition due to a decrease in the overall level of some larger commercial deposits due to client funding needs for acquisitions and other purposes. The average rate paid on interest-bearing deposits decreased 55 basis points to 2.70% due to the reduction in short-term interest rates in the last four months of 2024 and then again in September 2025.
Average accounts and drafts payable increased $196.5 million, or 19.4%, to $1.21 billion. The increase in average accounts and drafts payable was primarily driven by the increase in facility dollar volumes of 13.9% as well as the increase in transportation dollar volumes of 2.0%.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024:
The increase in net interest income is primarily attributable to the net interest margin improving to 3.80% as compared to 3.38% in the same period last year, in addition to an increase in average earning assets of $120.6 million, or 6.0%. The yield on interest-earning assets increased 16 basis points from 4.42% to 4.58% while the cost of interest-bearing liabilities decreased 61 basis points from 3.30% to 2.69%.
Average loans increased $67.3 million, or 6.5%, to $1.11 billion. The average yield on loans increased 40 basis points to 5.64%, primarily due to loan growth at current market interest rates and continued maturing and re-pricing of existing fixed rate loans to current market interest rates.
Average investment securities increased $17.1 million, or 2.6%, to $663.2 million. The increase was driven by the utilization of available liquidity arising from an increase in average accounts and drafts payable to purchase investment securities. The average yield on taxable investment securities increased 29 basis points to 3.11% and the average yield on tax-exempt investment securities increased 25 basis points to 3.00%.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, increased $36.3 million, or 11.4%, to $355.0 million. The increase is primarily a result of the increase in average funding sources, partially offset by the increase in average loans and average investment securities. The average yield on short-term investments decreased 94 basis points to 4.05%, primarily due to the decrease in the Federal Funds rate that occurred in the last four months of 2024 and again in September 2025. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits decreased $15.3 million, or 2.4%, to $618.1 million. Average non-interest-bearing demand deposits decreased $18.2 million, or 4.3%, to $401.5 million. The Company has experienced deposit attrition due to a decrease in the overall level of some larger commercial deposits due to client funding needs for acquisitions and other purposes. The average rate paid on interest-bearing deposits decreased 61 basis points to 2.69% due to the reduction in short-term interest rates in the last four months of 2024 and again in September 2025.
Average accounts and drafts payable increased $140.7 million, or 14.1%, to $1.14 billion. The increase in average accounts and drafts payable was primarily driven by the increase in facility dollar volumes of 15.3%.
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

(In thousands)	Third Quarter of 2025			Third Quarter of 2024
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:	$1,095,412	$15,632	5.66%	$1,072,824	$14,567	5.40%
Investment securities[3]:
Taxable	536,394	4,491	3.32%	430,242	3,114	2.88%
Tax-exempt[4]	175,328	1,504	3.40%	160,211	1,131	2.81%
Short-term investments	382,250	3,860	4.01%	338,464	4,200	4.94%
Total interest-earning assets	2,189,384	25,487	4.62%	2,001,741	23,012	4.57%
Non-interest-earning assets
Cash and due from banks	24,106			22,468
Premises and equipment, net	30,648			31,766
Bank-owned life insurance	51,415			49,899
Goodwill and other intangibles	20,343			15,079
Payments in advance of funding	175,705			202,976
Unrealized loss on investment securities	(44,451)			(55,029)
Other assets	67,057			71,768
Allowance for credit losses	(14,293)			(13,632)
Assets of discontinued operations	—			13,834
Total assets	$2,499,914			$2,340,870
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$514,138	$3,345	2.58%	$543,845	$4,314	3.16%
Savings deposits	7,104	24	1.34%	6,921	29	1.67%
Time deposits >= $100	27,868	236	3.36%	27,884	270	3.85%
Other time deposits	61,293	546	3.53%	51,554	543	4.19%
Total interest-bearing deposits	610,403	4,151	2.70%	630,204	5,156	3.25%
Short-term borrowings	11	—	—%	11	—	—%
Total interest-bearing liabilities	610,414	4,151	2.70%	630,215	5,156	3.25%
Non-interest bearing liabilities
Demand deposits	406,241			404,364
Accounts and drafts payable	1,209,416			1,012,922
Other liabilities	37,635			38,598
Liabilities of discontinued operations	—			22,986
Total liabilities	2,263,706			2,109,085
Shareholders’ equity	236,208			231,785
Total liabilities and shareholders’ equity	$2,499,914			$2,340,870
Net interest income		$21,336			$17,856
Net interest margin			3.87%			3.55%
Interest spread			1.92%			1.32%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $114,000 and $154,000 for the third quarter of 2025 and 2024, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2025 and 2024. The tax-equivalent adjustment was approximately $316,000 and $237,000 for the third quarter of 2025 and 2024, respectively.

(In thousands)	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:	$1,110,227	$46,819	5.64%	$1,042,953	$40,935	5.24%
Investment securities[3]:
Taxable	515,059	11,996	3.11%	479,337	10,118	2.82%
Tax-exempt[4]	148,161	3,328	3.00%	166,778	3,429	2.75%
Short-term investments	354,981	10,755	4.05%	318,712	11,908	4.99%
Total interest-earning assets	2,128,428	72,898	4.58%	2,007,780	66,390	4.42%
Non-interest-earning assets
Cash and due from banks	21,497			22,630
Premises and equipment, net	31,143			30,858
Bank-owned life insurance	50,949			49,603
Goodwill and other intangibles	20,676			15,251
Payments in advance of funding	175,170			203,498
Unrealized loss on investment securities	(50,822)			(59,528)
Other assets	64,470			72,413
Allowance for credit losses	(13,998)			(13,343)
Assets of discontinued operations	9,765			14,327
Total assets	$2,437,278			$2,343,489
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$525,139	$10,112	2.57%	$548,891	$13,244	3.22%
Savings deposits	7,249	72	1.33%	7,134	92	1.72%
Time deposits >= $100	26,359	657	3.33%	27,492	773	3.76%
Other time deposits	59,367	1,590	3.58%	49,856	1,536	4.12%
Total interest-bearing deposits	618,114	12,431	2.69%	633,373	15,645	3.30%
Short-term borrowings	11	—	—%	11	1	12.14%
Total interest-bearing liabilities	618,125	12,431	2.69%	633,384	15,646	3.30%
Non-interest bearing liabilities:
Demand deposits	401,497			419,724
Accounts and drafts payable	1,141,535			1,000,874
Other liabilities	42,287			37,627
Liabilities of discontinued operations	1,727			23,960
Total liabilities	2,205,171			2,115,569
Shareholders’ equity	232,107			227,920
Total liabilities and shareholders’ equity	$2,437,278			$2,343,489
Net interest income		$60,467			$50,744
Net interest margin			3.80%			3.38%
Interest spread			1.12%			1.12%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $599,000 and $383,000 for the nine months ended September 30, 2025 and 2024, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both the nine months ended September 30, 2025 and 2024. The tax-equivalent adjustment was approximately $699,000 and $720,000 for the nine months ended September 30, 2025 and 2024, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	Third Quarter of 2025 Compared to Third Quarter of 2024
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$311	$754	$1,065
Investment securities:
Taxable	842	535	1,377
Tax-exempt[2]	114	259	373
Short-term investments	502	(842)	(340)
Total interest income	1,769	706	2,475
Increase (decrease) in interest expense:
Interest-bearing demand deposits	(226)	(743)	(969)
Savings deposits	1	(6)	(5)
Time deposits >=$100	—	(34)	(34)
Other time deposits	94	(91)	3
Short-term borrowings	—	—	—
Total interest expense	(131)	(874)	(1,005)
Net interest income	$1,900	$1,580	$3,480
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the three months ended September 30, 2025 and 2024.

(In thousands)	Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$2,732	$3,151	$5,883
Investment securities:
Taxable	787	1,092	1,879
Tax-exempt[2]	(402)	301	(101)
Short-term investments	1,259	(2,412)	(1,153)
Total interest income	4,376	2,132	6,508
Interest expense on:
Interest-bearing demand deposits	(553)	(2,579)	(3,132)
Savings deposits	1	(21)	(20)
Time deposits >=$100	(31)	(85)	(116)
Other time deposits	270	(216)	54
Short-term borrowings	—	(1)	(1)
Total interest expense	(313)	(2,902)	(3,215)
Net interest income	$4,689	$5,034	$9,723
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the nine months ended September 30, 2025 and 2024.

Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a release of credit losses and off-balance sheet credit exposures of $193,000 and $140,000 for the third quarter of 2025 and 2024, respectively. The Company recorded a provision for credit losses and off-balance sheet credit exposures of $737,000 and $355,000 for the nine months ended September 30, 2025 and 2024, respectively. The amount of the provision for (release of) credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the provision for (release of) credit losses will fluctuate as determined by these quarterly analyses. The release of credit losses in the third quarter of 2025 was driven by the decrease in total loans of $28.7 million, or 2.6%, partially offset by the increase in nonaccrual loans of $3.7 million as compared to June 30, 2025.
The Company experienced no loan charge-offs in the third quarter of 2025 and 2024. The ACL was $14.1 million at September 30, 2025 and $13.4 million at December 31, 2024. The ACL represented 1.29% of outstanding loans at September 30, 2025 and 1.24% of outstanding loans at December 31, 2024. The allowance for unfunded commitments was $339,000 at September 30, 2025 and $273,000 at December 31, 2024. There were $7.1 million of nonperforming loans outstanding at September 30, 2025 and $0 at December 31, 2024. The Company has a specific allowance for credit losses of $141,000 allocated to its nonaccrual loans at September 30, 2025.
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
Summary of Credit Loss Experience
The following table presents information on the Company's provision for (release of) credit losses and analysis of the ACL:

	Third Quarter of		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Allowance for credit losses at beginning of period	$14,296	$13,634	$13,395	$13,089
(Release of) provision for credit losses	(230)	(187)	671	358
Net recoveries	—	—	—	—
Allowance for credit losses at end of period	$14,066	$13,447	$14,066	$13,447

Allowance for unfunded commitments at beginning of period	$302	$82	$273	$132
Provision for (release of) credit losses	37	47	66	(3)
Allowance for unfunded commitments at end of period	$339	$129	$339	$129

Loans outstanding:
Average	$1,095,412	$1,072,824	$1,110,227	$1,042,953
September 30	$1,088,347	$1,078,387	$1,088,347	$1,078,387
Ratio of allowance for credit losses to loans outstanding at September 30	1.29%	1.25%	1.29%	1.25%
Operating Expenses
Total operating expenses for the third quarter of 2025 decreased $4.3 million, or 10.1%, as compared to the third quarter of 2024. Total operating expenses for the nine months ended 2025 decreased $5.3 million, or 4.5%, as compared to the nine months ended 2024. The following table details the components of operating expenses:

(In thousands)	Third Quarter of		Nine Months Ended September 30,
	2025	2024	2025	2024
Salaries and commissions	$20,105	$20,530	$60,406	$60,445
Share-based compensation	1,018	863	3,177	2,508
Employee profit sharing	1,685	627	4,770	2,978
Net periodic pension cost	—	195	—	581
Other benefits	4,798	4,307	14,284	13,161
Personnel	$27,606	$26,522	$82,637	$79,673
Occupancy	734	699	2,124	2,016
Equipment	2,513	2,058	7,369	5,825
Bad debt expense (recovery)	—	6,559	(2,000)	7,847
Amortization of intangible assets	293	173	879	519
Other operating expense	7,295	6,746	21,081	21,494
Total operating expense	$38,441	$42,757	$112,090	$117,374
Third quarter of 2025 compared to third quarter of 2024:
Personnel expenses increased $1.1 million, or 4.1%. Salaries and commissions decreased $425,000, or 2.1%, as a result of a decrease in average full-time equivalent employees ("FTEs") of 6.9% due to strategic investments in various technology initiatives. Share-based compensation and employee profit sharing increased $155,000 and $1.1 million, respectively, due to the improvement in earnings. Other benefits increased $491,000, or 11.4%, due to higher health insurance costs, partially offset by the decline in average FTEs.
Equipment expense increased $455,000, primarily due to an increase in depreciation expense on software related to recently completed technology initiatives.
The Company incurred bad debt expense of $6.6 million during the third quarter of 2024 and $0 in the third quarter of 2025.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024:
Personnel expenses increased $3.0 million, or 3.7%. Salaries and commissions decreased $39,000, or 0.1%, as a result of a decrease in average full-time equivalent employees ("FTEs") of 5.1% due to strategic investments in various technology initiatives Share-based compensation and employee profit sharing increased $669,000 and $1.8 million, respectively, due to the improvement in earnings. Other benefits increased $1.1 million, or 8.5%, due to higher health insurance costs, partially offset by the decline in average FTEs.
Equipment expense increased $1.5 million primarily due to an increase in depreciation expense on software related to recently completed technology initiatives.
The Company recorded a bad debt recovery during the nine months ended 2025 of $2.0 million related to partial consideration received in a litigation settlement as more fully described in Note 8 to the consolidated financial statements. The Company incurred $7.8 million of bad debt expense in the nine months ended 2024 related to the same matter.

Net Income from Discontinued Operations

(In thousands except per share data)	Third Quarter of			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Processing fees	$—	$3,849	(100.0)%	$8,367	$12,027	(30.4)%
Financial fees	—	161	(100.0)%	888	508	74.8%
Other fees	772	20	3760.0%	1,871	680	175.1%
Gain on sale of TEM business	—	—	100.0%	3,550	—	100.0%
Total revenues	772	4,030	(80.8)%	14,676	13,215	11.1%
Operating expense	913	4,142	(78.0)%	9,362	12,989	(27.9)%
(Loss) income before income tax (benefit) expense	(141)	(112)	25.9%	5,314	226	2251.3%
Income tax (benefit) expense	(35)	(22)	59.1%	1,309	52	2417.3%
Net (loss) income from discontinued operations	$(106)	$(90)	17.8%	$4,005	$174	2201.7%
Facility transaction volume	—	141	(100.0)%	259	430	(39.8)%
Facility dollar volume	$—	$305,178	(100.0)%	$501,626	$907,308	(44.7)%
Average full-time equivalent employees	27	157	(82.8)%	94	159	(40.9)%
Third quarter of 2025 compared to third quarter of 2024:
Net loss from discontinued operations was $106,000, as compared to $90,000 during the same period in the prior year.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024:
Net income from discontinued operations was $4.0 million, an increase of $3.8 million over the same period in the prior year. The increase is primarily due to the gain on sale of the TEM Business Unit of $3.6 million in the second quarter of 2025.
Financial Condition
Total assets at September 30, 2025 were $2.45 billion, an increase of $58.5 million, or 2.4%, from December 31, 2024.
The Company experienced a decrease in cash and cash equivalents of $91.1 million, or 26.0%, during the nine months ended 2025. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily affected by changes in funding sources, mainly accounts and drafts payable and deposits, cash flows in and out of loans, investment securities and payments in advance of funding.
The investment securities portfolio increased $189.3 million, or 35.9%, during the nine months ended 2025. The increase is due to purchases of $354.8 million and a decrease in unrealized losses of $20.7 million, partially offset by sales of $125.8 million and maturities of $55.8 million.
Loans increased $6.4 million, or 0.6%, from December 31, 2024. The Company experienced growth in its commercial and industrial and faith-based loan portfolios during the nine months ended 2025.
Payments in advance of funding decreased $20.5 million, or 9.8%, primarily due to the continued consolidation of freight carriers, partially offset by the 2.0% increase in transportation dollar volumes.
Accounts and drafts receivable from customers decreased $6.1 million, or 10.9%, from December 31, 2024. The decrease is solely due to timing of customer funding.
Assets of discontinued operations declined $14.4 million due to the sale of the TEM business on June 30, 2025.
Total deposits at September 30, 2025 were $1.03 billion, an increase of $66.7 million, or 6.9%, from December 31, 2024. Given the nature of the Company's deposit base being larger commercial clients, the ending balance of deposits will fluctuate from period end to period end due to liquidity needs of these clients. Average balances are generally a more meaningful measure of deposits.

Accounts and drafts payable at September 30, 2025 were $1.13 billion, an increase of $761,000, or 0.1%, from December 31, 2024. Accounts and drafts payable are a stable source of funding generated by payment float from transportation and facility clients. The ending balance of accounts and drafts payable will fluctuate from period to period due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are generally a more meaningful measure of accounts and drafts payable.
Liabilities of discontinued operations declined $22.3 million due to the sale of the TEM business on June 30, 2025.
Total liabilities at September 30, 2025 were $2.21 billion, an increase of $44.1 million, or 2.0%, from December 31, 2024, reflective of the increase in accounts and drafts payable and in total deposits.
Total shareholders’ equity at September 30, 2025 was $243.4 million, a $14.4 million increase from December 31, 2024. The increase in shareholders’ equity is a result of net income of $26.9 million, and a decrease in accumulated other comprehensive loss of $15.8 million primarily related to the fair value of available-for-sale investment securities, partially offset by the repurchase of Company stock of $17.7 million, and dividends paid of $12.4 million.
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
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $258.6 million at September 30, 2025, a decrease of $91.1 million, or 26.0%, from December 31, 2024. At September 30, 2025, these assets represented 10.5% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities were $717.4 million at September 30, 2025, an increase of $189.3 million from December 31, 2024. These assets represented 29.2% of total assets at September 30, 2025. Of the total portfolio, 1.6% mature in one year, 10.1% mature in one to five years, and 88.3% mature in five or more years.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of September 30, 2025, the Bank also has secured lines of credit with the Federal Home Loan Bank of $220.7 million collateralized by mortgage loans. The Company also has secured lines of credit from three banks up to a maximum of $225.0 million in aggregate collateralized by investment securities. There were no amounts outstanding under any line of credit as of September 30, 2025 or December 31, 2024.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank, including CassPay and faith-based customers. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $62.4 million of CDARS deposits and interest-bearing demand deposits include $135.3 million of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.
Net cash flows provided by operating activities were $32.6 million for the nine months ended September 30, 2025, compared to $20.3 million for the nine months ended September 30, 2024, an increase of $12.3 million. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2025, which are estimated to range from $6 million to $8 million.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $33.3 million and $21.5 million for the nine months ended 2025 and 2024, respectively. The nine months ended September 30, 2025 reflected higher net income of $12.4 million and higher depreciation of $988,000, partially offset by a decrease in net amortization of premium/discount on investment securities of $1.9 million. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment.
Other factors impacting the $12.3 million increase in net cash provided by operating activities include:

•A loss on sale of investment securities of $3.6 million;
•A change in accounts receivable of $3.7 million; and
•A change in income tax liabilities of $2.1 million.

These were partially offset by a decrease in net cash (used in) provided by discontinued operations of $3.1 million and a change in other operating activities, net of $3.0 million, primarily due to changes in various other assets and liabilities related to client funding and reimbursements.
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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2025
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$266,552	15.90%	$134,115	8.00%	$ N/A	N/A %
Cass Commercial Bank	220,318	19.63	89,780	8.00	112,225	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	252,147	15.04	75,440	4.50	N/A	N/A
Cass Commercial Bank	206,584	18.41	50,501	4.50	72,946	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	252,147	15.04	100,587	6.00	N/A	N/A
Cass Commercial Bank	206,584	18.41	67,335	6.00	89,780	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	252,147	10.17	99,189	4.00	N/A	N/A
Cass Commercial Bank	206,584	14.16	58,351	4.00	72,938	5.00
At December 31, 2024
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$261,021	14.61%	$142,969	8.00%	$ N/A	N/A %
Cass Commercial Bank	207,519	17.68	93,911	8.00	117,389	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	247,354	13.84	80,420	4.50	N/A	N/A
Cass Commercial Bank	194,446	16.56	52,825	4.50	76,303	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	247,354	13.84	107,226	6.00	N/A	N/A
Cass Commercial Bank	194,446	16.56	70,433	6.00	93,911	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	247,354	10.57	93,625	4.00	N/A	N/A
Cass Commercial Bank	194,446	13.50	57,620	4.00	72,026	5.00

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for the Company for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. The Company does not expect adoption of ASU 2025-05 to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 clarified and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-06 on its consolidated financial statements.

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
The following table summarizes simulated changes in net interest income versus unchanged rates over the next 12 months as of September 30, 2025 and December 31, 2024.

	% change in projected net interest income
	September 30, 2025	December 31, 2024
+300 basis points	9.2%	12.3%
+200 basis points	6.7%	9.0%
+100 basis points	3.1%	4.4%
Flat rates	—%	—%
-100 basis points	(0.5)%	0.2%
-200 basis points	(2.2)%	(1.3)%
-300 basis points	(5.0)%	(5.2)%
The Company is generally asset sensitive as average interest-earning assets of $2.19 billion for the third quarter of 2025 greatly exceeded average interest-bearing liabilities of $610.4 million. The table above on the projected impact of interest rate shocks results from a static balance sheet at September 30, 2025.
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
There were no changes in the third quarter of 2025 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2025, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025–July 31, 2025	54,869	$42.94	54,869	445,131
August 1, 2025–August 31, 2025	80,600	42.19	80,600	364,531
September 1, 2025–September 30, 2025	24,118	43.41	24,118	340,413
Total	159,587	$42.63	159,587	340,413
(1)During the quarter ended September 30, 2025, there were 159,587 shares repurchased pursuant to the Company's publicly announced treasury stock buyback program and no shares transferred from employees in satisfaction of tax withholding obligations upon the vesting of restricted stock.
(2)On July 15, 2025, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock with no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the third quarter of 2025.
(c)During the three months ended September 30, 2025, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

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

CASS INFORMATION SYSTEMS, INC.

DATE: November 4, 2025	By	/s/ Martin H. Resch
Martin H. Resch
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 4, 2025	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)