Form 10-K
period 2025-12-31
CASS INFORMATION SYSTEMS INC
filed 2026-03-06
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
Commission file number 000-20827

CASS INFORMATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-1265338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12444 Powerscourt Drive, Suite 550, St. Louis, Missouri 63131	(314) 506-5500
(Address of principal executive offices) (Zip Code)	(Telephone Number, incl. area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.50 per share	CASS	The Nasdaq Global Select Market

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
Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $555.5 million based on the closing price of the common stock of $43.45 on June 30, 2025, as reported by The Nasdaq Global Select Market. As of February 27, 2026, the Registrant had 12,901,080 shares outstanding of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders.
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
Data acquisition – This refers to the gathering of data elements from diverse, heterogeneous sources and the building of complete databases for our customers. Data is the raw material of the information economy. Cass gathers vital data from complex and diverse input documents, electronic media, proprietary databases and data feeds, including data acquired from vendor invoices as well as customer procurement and sales systems. Through its numerous methods of obtaining streams and pieces of raw data, including those supported by artificial intelligence ("AI"), Cass is able to assemble vital data into centralized data management systems and warehouses, thus producing an engine to create the power of information for managing critical corporate functions and processing systems.
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
Marketing, Customers and Competition
The Company, through its Transportation Information Services business unit, is one of the largest firms in the transportation bill processing and payment industry in the United States based on the total dollars of transportation bills paid and items processed. Competition consists of a few primary competitors and numerous small transportation bill audit firms located throughout the United States. While offering transportation payment services, few of these audit firms compete on a national basis. These competitors compete mainly on price, functionality and service levels. The Company, through its Facilities Expense Management business unit, also competes with other companies located throughout the United States that pay utility bills and provide management reporting. Available data indicates that the Company is one of the largest providers of utility information processing and payment services. Cass is unique among these competitors in that it is not exclusively affiliated with any one energy service provider (“ESP”). Various ESPs market the Company’s services, adding value with their unique auditing, consulting and technological capabilities. Many of Cass’ services are customized for the ESPs, providing a full-featured solution without any development costs to the ESP. The Company's TouchPoint division offers a church management software solution and an on-line platform to provide generosity services for faith-based and non-profit organizations, which is a complementary service offering to the Bank’s faith-based customers. Also, the Company, through its CassPay operation, competes with providers of corporate payment solutions.
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
Employees and Human Capital Resources
The Company and its subsidiaries had 860 full-time and 156 part-time employees as of February 27, 2026, exclusive of discontinued operations. Of these employees, the Bank had 68 full-time and no part-time employees.
Cass has long been committed to comprehensive and competitive compensation and benefits programs to attract and retain talent in a competitive environment. Retention of skilled and highly trained employees is critical as the Company’s future operating results depend substantially upon the continued service of executive officers and key personnel. Furthering the philosophy to attract and retain a pool of talented and motivated employees who will continue to advance the Company’s purpose and contribute to overall success, compensation and benefits programs include: a noncontributory profit sharing program for exempt employees; a defined contribution 401(k) plan to provide retirement benefits to eligible employees; a performance-based equity compensation program for executive officers and key personnel; and incentive programs for sales personnel. Cass also provides comprehensive health, dental, and vision plans to most employees, as well as free employee assistance programs to all employees and members of their families.
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
Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for non-advanced approaches institutions like Cass that have exercised a one-time opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity investment securities with readily determinable fair market values.
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
The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2025, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.
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
The FDIC established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning on January 1, 2023.
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
In December 2025, based upon the first six quarterly collections of the special assessment and anticipated collections for the seventh quarterly special assessment, the FDIC issued an interim final rule to amend the collection of the special assessment to reduce the eighth quarterly assessment rate from 3.36 basis points to 2.97 basis points. Because the cumulative amount collected through the initial eight quarter special assessment period is projected to equal the FDIC’s loss estimate, the additional two quarter extension of the assessment period was removed. The interim final rule also requires the FDIC to provide an offset to regular quarterly deposit insurance assessments for institutions subject to the special assessment if the aggregate amount collected exceeds estimated losses following the resolution of pending litigation, and again following the termination of any receiverships. As provided in the special assessment rule, if losses at the termination of any receiverships exceed the amount collected, the FDIC will implement a one-time final shortfall special assessment to ensure the full amount of actual losses is recovered as required by law. The extent to which any such future offsets or a future one-time shortfall special assessment will impact the Company's future deposit insurance expense is currently uncertain.
FDIC insurance expense totaled $628,000, $638,000 and $603,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
As of December 31, 2025, the most recent notification from the regulatory agencies categorized the Company and the Bank as well-capitalized. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see Item 8, Note 3 of this report.
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
Loans-to-One-Borrower – The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2025, the Bank was in compliance with the loans-to-one-borrower limitations.
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
In October 2023, the Office of the Comptroller of the Currency ("OCC"), together with the Federal Reserve and FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks larger than the Bank and updates the definitions of community development and process by which banks can seek approval of qualifying projects. Most provisions of the final rule became effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.

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
Anti-Money Laundering - The Bank Secrecy Act, as amended by the Patriot Act and Anti-Money Laundering Act of 2020, contains anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act requires financial institutions such as depository institutions to undertake activities, including maintaining an AML program, verifying the identity of customers, verifying the identity of certain beneficial owners for legal entity customers, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Company is subject to the Bank Secrecy Act and, therefore, is required to implement compliance policies, procedures, and internal controls, provide its employees with AML training, designate an AML compliance officer, and undergo periodic independent auditing and testing to assess the effectiveness of its AML program, among other requirements. The Company has implemented an AML compliance program, including policies, procedures, and internal controls that are designed to comply with these AML requirements. Bank regulators continue to focus their examinations on AML compliance, and the Company will continue to monitor and augment, where necessary, its AML compliance programs. The federal banking agencies are required, when reviewing bank and BHC acquisition or merger applications, to take into account the effectiveness of the AML activities of the applicant.
The Anti-Money Laundering Act of 2020, enacted as part of the National Defense Authorization Act, requires the U.S. Treasury to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping, and reporting requirements that the Bank Secrecy Act imposes on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.
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
ITEM 1A. RISK FACTORS

This section highlights specific risks that could affect the Company’s business. Although this section attempts to highlight key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time, and Cass cannot predict such risks or estimate the extent to which they may affect the Company’s financial performance. This section describes the Company’s beliefs regarding the factors that could materially and adversely affect the Company and its business, financial condition and results of operations in the future. All references to past events are intended to be examples only rather than a complete listing or a representation regarding whether such events have occurred in the past or whether they are likely to occur in the future.
In addition to the factors discussed elsewhere or incorporated by reference in this report, the identified risks that could cause actual results to differ materially include the following:
Economic and Market Conditions Risk
Risks from fluctuating conditions in the financial markets and economic and political conditions generally affect the Company
The Company's success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; oil price volatility; natural disasters; trade policies and tariffs; or a combination of these or other factors. In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of global wars/military conflicts, terrorism or other geopolitical events. Current economic conditions are being heavily impacted by recent inflationary conditions and higher interest rates, the effects of which may impact the Company's profitability by negatively impacting its fixed costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of the Company's loans and its business, financial condition and results of operations.

Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of the Company's investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. Most recently, in connection with successive failures by the U.S. government to reverse the trend of large annual fiscal deficits and growing interest costs, Moody's lowered its long-term issuer credit rating on the U.S. from Aaa to Aa1. A further downgrade, or downgrades by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

Certain events beyond the Company’s control, such as severe weather, natural disasters, terrorist activities or other hostilities, may adversely affect the general economy, financial and capital markets, specific industries, and the Company.
Severe weather, natural disasters, acts of terrorism or other hostilities, and other adverse external events beyond the Company’s control, could have a significant impact on the Company’s ability to conduct business. Such events could disrupt the Company's operations or those of its customers, affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Credit and Interest Rate Risks
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
The Company maintains an ACL, which is a reserve established through a provision for credit losses charged to expense. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. Management uses a systematic, documented approach in determining the appropriate level of ACL, which represents management’s estimate of losses in loans and off-balance sheet exposures as of the balance sheet date. Management estimated the allowance balance using relevant available information relating to internal and external factors, past events, current conditions and reasonable and supportable forecasts based on economic sources, such as Gross Domestic Product (“GDP”). Historical credit loss experience, of both the Company and similar peer banks, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for asset quality trends, borrower’s ability to pay, collateral, and other environmental factors. The ACL is measured on a collective pool basis when similar risk characteristics exist. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires management to make estimates based on risks and trends that are subject to material change. A deterioration in economic conditions, including any recession, affecting borrowers and securities issuers; inflation; rising interest rates; new information regarding existing loans, credit commitments and securities holdings; global pandemics; geopolitical and economic conditions; natural disasters and risks related to climate change; and identification of problem loans, ratings down-grades and other factors, both within and outside of the Company’s control, may require an increase in the allowances for credit losses on loans, investment securities and off-balance sheet credit exposures.
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
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision and Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments” and Item 8, “Financial Statements and Supplementary Data—Note 1” for additional information.

Fluctuations in interest rates could affect Cass’ net interest income and balance sheet.
The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest, which in turn significantly affect financial institutions’ net interest income. Fluctuations in interest rates affect Cass’ financial statements, as they do for all financial institutions. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. Due in part to a higher market interest rate environment in recent years, the Company's net interest margin has increased to 3.83% in 2025 from 3.42% in 2024, 3.25% in 2023 and 2.74% in 2022, therefore increasing net interest income. Notwithstanding these recent increases, as discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” a decline in market interest rates would be expected to have a negative impact on the Company’s net interest income.
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
Rising interest rates have decreased the value of the Company’s available-for-sale investment securities portfolio, and the Company would realize losses if it were required to sell such investment securities to meet liquidity needs.

As a result of inflationary pressures and resulting higher interest rates, the fair value of previously issued government and other fixed income investment securities has declined significantly, resulting in unrealized losses. If the Company were required to sell such investment securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.
Business Operations and Strategic Risk
Cass uses AI in connection with its business and operations, which exposes the Company to inherent risks that may expose it to material harm.
The Company uses AI in connection with its business and operations, including through the models it employs. AI is complex and rapidly evolving, and the introduction of AI, a relatively new and emerging technology in the early stages of commercial use, into the Company's business and operations may subject it to new or heightened legal, regulatory, ethical, operational, reputational, or other risks. The models underlying AI may be incorrectly or inadequately designed or implemented and trained on, or otherwise use, data or algorithms that are, and output that may be, incomplete, inadequate, misleading, biased, poor-quality or otherwise flawed, any of which may not be easily detectable. Further, inappropriate or controversial data practices by developers and end-users or other factors adversely affecting public opinion of AI could impair the acceptance of AI, including those incorporated in the Company's business and operations. If the AI that Cass uses is deficient, inaccurate or controversial, the Company could incur operational inefficiencies, competitive harm, legal and regulatory action, brand or reputational harm, or other adverse impacts on its business and financial results. Further, there can be no assurance that the Company's use of AI will be successful in enhancing its business or operations, be successfully adopted and deployed by its colleague base, or otherwise result in its intended outcomes, and the Company's competitors may incorporate AI into their businesses or operations more quickly or more successfully than Cass.
AI and the use thereof is also subject to a variety of existing laws and regulations, including fair lending, consumer protection, intellectual property, cybersecurity, data privacy, and equal opportunity, and is expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of evolving review by various governmental and regulatory agencies, and changes in laws and regulations governing AI may adversely affect the Company's ability to use AI. Additionally, various federal, state and foreign governments and regulators have implemented, or are considering implementing, general legal and regulatory frameworks for the appropriate use of AI. It is possible that the Company will not be able to anticipate how to respond to these rapidly developing laws and regulations. Further, if the Company does not have sufficient rights to use the data or algorithms on which its AI solutions rely or the output generated thereby, it also may incur liability through the violation of applicable laws and regulations, such as fair lending laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which the Company is a party. The Company may not be able to sufficiently mitigate or detect any of the foregoing risks or concerns given its and other market participants’ lack of experience with using AI, the pace of technological change, and rapid adoption of AI by its business partners and competitors. Any actual or perceived failure to address risks or concerns relating to the use of AI, whether unfounded or not, could adversely affect the Company's business and operations.
The Company is exposed to risks associated with the handling of customer funds.
The Company makes payments of approximately $94 billion on an annual basis on behalf of its customers. Consequently, at any given time, the Company may be holding or directing funds of transportation, facility, CassPay and Bank customers. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions, ACH reversals, or errors relating to transaction processing. The occurrence of any of these types of events could cause the Company financial loss and reputational harm.
The Company may be adversely impacted by changing oil and overall energy prices.
A decline in the cost of oil worldwide can have a negative effect on both the number of freight transactions processed and the dollar amount of invoices processed. For example, lower oil prices can cause a significant drop in drilling supplies being transported to fracking operations by domestic railroads and trucks. Lower oil prices can also result in lower gas and fuel prices, negatively affecting the dollar amounts of the invoices that Cass processes for its freight and facility customers. In addition, a decline in the price of electricity would also result in lower dollars processed for facility customers. As such, a decline in oil and overall energy prices could have an adverse effect on the Company’s revenues in the form of net interest income and financial fees, and significantly impact its results of operations.
The Company may be adversely impacted by changing freight rates.
The Company is exposed to changes in freight rates, which impact the overall level of accounts and drafts payable, payments in advance of funding and resulting interest income and financial fees. Freight rates are highly sensitive to many factors, including carrier capacity, economic conditions, and other factors beyond the Company's control. A decline in freight rates would be expected to have an adverse effect on the Company's revenues and could significantly impact its result of operations.
Interruptions or performance problems associated with the Company's network technology and infrastructure may adversely affect its business and operating results.
The Company has experienced, and may in the future experience, disruptions, outages, and other performance problems related to its payments platform due to a variety of factors, including infrastructure changes, introductions of new functionality (including functionality that incorporates artificial intelligence tools), human or software errors, denial-of-service attacks, actions or inactions attributable to third parties, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, malware, or other events. The Company's systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by its own employees. Some of the Company's systems are not fully redundant and disaster recovery planning may not be sufficient for all eventualities.

Occasionally, the Company may experience limited periods of server downtime due to server failure or other technical difficulties. In some instances, the Company may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve its performance, especially during peak usage times. If the platform is unavailable or if the Company's users are unable to access the Company's platform within a reasonable amount of time, or at all, the Company's business would be adversely affected and its brand could be harmed. In the event of any of the factors described above, or certain other failures of the Company's infrastructure, customer data may be permanently lost and Cass could experience significant losses of revenue.

To the extent that the Company does not effectively address capacity constraints, upgrade systems as needed, and continually develop its payments technology and network architecture to accommodate actual and anticipated changes in technology, the Company's business and operating results may be adversely affected.
Operational difficulties or cybersecurity problems could damage Cass’ reputation and business.
In the ordinary course of business, the Company depends on the reliable operation of its computer operations and network connections from its clients to its systems. Any failure, interruption, or breach in security of these systems would cause Cass to be unable to process transactions for its clients, resulting in decreased revenues. The Company also relies on electronic communications and information systems to store sensitive customer data. Any failure, interruption, breach in security or loss of data, whatever the cause, could reduce client satisfaction with the Company’s products and services, cause reputational harm, and harm Cass’ financial results. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access the Company’s products and services, Cass’ customers may use computers and mobile devices that are beyond the Company’s security control systems. The Company’s technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at Cass. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Criminals continuously adapt their methods to circumvent existing safeguards, and emerging technologies such as artificial intelligence may further enhance their ability to perpetrate fraud. A material security problem affecting Cass could damage its reputation, deter prospects from purchasing its products and services, deter customers from using its products and services or result in liability to Cass.
Cloud technologies are also critical to the operation of the Company's systems, and reliance on cloud technologies is growing. Service disruptions in cloud technologies may lead to delays in accessing, or the loss of, data that is important to the Company's businesses and may hinder customers access to products and services.
Although the Company makes significant efforts to maintain the security and integrity of Cass’ information systems and has implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that Cass’ security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, the Company may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible to entirely mitigate this risk. While specific “cyber” insurance coverage is maintained, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under Cass’ cyber insurance coverage. A security breach or other significant disruption of Cass’ information systems or those related to customers, merchants and third-party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of Cass’ networks and systems and therefore operations and/or those of certain customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of the Company or its customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting the Company to additional regulatory scrutiny and expose Cass to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm Cass’ reputation or cause a decrease in the number of customers that choose to do business with the Company. The occurrence of any of the foregoing could have a material adverse effect on Cass’ business, financial condition and results of operations.

Cass must respond to rapid technological changes and these changes may be more difficult or expensive than anticipated.
If competitors introduce new products and services embodying new technologies, such as those related to artificial intelligence, more quickly or more successfully than the Company, or if new industry standards and practices emerge, the Company’s existing product and service offerings, technology and systems may become obsolete. Further, if Cass fails to adopt or develop new technologies or to adapt its products and services to emerging industry standards, Cass may lose current and future customers. Finally, Cass’ ability to adopt these technologies can also be inhibited by intellectual property rights of third parties. Any of these could have a material adverse effect on its business, financial condition and results of operations. The payment processing and financial services industries are changing rapidly and in order to remain competitive, Cass must continue to enhance and improve the functionality and features of its products, services and technologies. These changes may be more difficult or expensive than the Company anticipates.
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
The introduction, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the expansion of payment and processing activities to new markets, and the expansion of products and services to existing markets, may be less successful or may be different than anticipated.
The Company makes certain projections as a basis for developing plans and strategies for its payment processing and banking products. If the Company does not accurately determine demand for its products and services, it could result in the Company incurring significant expenses without the anticipated increases in revenue, which could result in an adverse effect on its earnings.
In addition, there are risks and uncertainties associated with the introduction of new products and services, including substantial investments of time and resources. The introduction and development of new products and services may not be achieved along expected timelines, or at all, and may not be successful as a result of factors beyond the Company’s control, including regulatory, competition and external market factors. Failure to successfully manage these risks in the development and implementation of new products or services, and failure to integrate such new products and services into the Company's existing system of internal controls, could have a material adverse effect on its business, financial condition and results of operations.
The Company is subject to liquidity risk.
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
Cass’ future operating results depend substantially upon the continued service of Cass’ executive officers and key personnel. Cass’ future operating results also depend in significant part upon Cass’ ability to attract and retain qualified management, financial, technical (including with AI experience), marketing, sales, and support personnel. Competition for qualified personnel is intense, and the Company cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for the Company to hire personnel over time. Cass’ business, financial condition and results of operations could be materially adversely affected by the loss of any of its key employees, by the failure of any key employee to perform in his or her current position, or by Cass’ inability to attract and retain skilled employees.
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
Regulatory, Legal and Accounting Risk
The Company is subject to extensive government regulation and supervision and possible enforcement or other legal actions that could detrimentally affect Cass’ business.
The Company is subject to extensive federal and state regulation and supervision, the primary focus of which is to protect customers, depositors, the deposit insurance fund and the safety and soundness of the banking system as a whole, and not shareholders. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Failure to comply with applicable laws, regulations, policies or guidance could result in enforcement and other legal actions by federal and state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, and other regulatory sanctions, as well as reputational damage, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
See Item 1, “Business—Supervision and Regulation,” and Item 8, Note 3 to the consolidated financial statements included elsewhere in this report for additional information.
The Company may need to raise additional capital or sell assets if it fails to meet regulatory capital requirements or meet commitments and liquidity needs. Such capital may not be available on favorable terms, or at all.
Compliance with regulatory capital requirements could result in management modifying its business strategy and could limit the Company’s ability to make distributions, including paying dividends, or buying back shares.
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
Cass has identified one accounting policy around the calculation of the allowance for credit losses as being “critical” to the presentation of its financial condition and results of operations because it requires management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. More information on Cass’ critical accounting policies is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
In the normal course of business, Cass and its affiliates are routinely subject to examinations and challenges from federal, state, and foreign tax authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which it is engaged. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in the Company’s favor, they could have an adverse effect on Cass’ financial condition and results of operations.
General Risks
The value of the Company's goodwill and other intangible assets may decline in the future.
As of December 31, 2025, the Company had $19.9 million of goodwill and other intangible assets. A significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company's common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets which could have a material adverse effect on the Company's financial condition and results of operations.
Climate change could have a material negative impact on the Company and its clients.
There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding, hurricanes, and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Under medium or longer-term scenarios, such events, if uninterrupted or unaddressed, could disrupt the Company's operations or those of its customers or third parties on which it relies, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low-carbon economy may entail extensive policy, legal, technology, and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or supervisory expectations or taxes, could increase the Company's expenses and undermine its strategies. In addition, the Company's reputation and client relationships may be damaged as a result of its practices related to climate change, including its involvement, or its customers’ involvement, in certain industries or projects, in the absence of mitigation and/or transition measures, associated with causing or exacerbating climate change, as well as any decisions the Company makes to continue to conduct or change its activities in response to considerations relating to climate change.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Managing cybersecurity risk within Cass is an ongoing, multifaceted process aimed at safeguarding digital assets and sensitive information. Led by the Company’s Chief Information Security Officer (“CISO”) and overseen by the Enterprise Risk Management Committee ("ERMC"), the Company has a dedicated team of security professionals to implement the Company’s information security processes.
The ERMC is comprised of the CEO, CFO, Chief Information Officer (“CIO”), CISO, President and Chief Operating Officer of Cass Commercial Bank, Vice President and Chief Operational Risk Officer, Chief HR Officer and General Counsel. As part of this function and at the direction of the CISO, the ERMC is charged with approving and providing oversight of the IT solutions that enhance the Company’s security posture. As more fully described in “Governance”

below, the CISO and CIO regularly report the ERMC's findings to the Audit and Risk Committee of the Board, and to the full Board, in an effort to provide a collaborative and multi-point cybersecurity program.
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
Governance
As described above, the Company's cybersecurity program is led by the CISO, who ultimately reports to the Executive Vice President and CIO. The CISO is supported by an information security team, made up of two security analysts and one IT audit and compliance analyst. The security analysts monitor the Company’s security solutions and security event logs and respond to incidents and events when they occur. The IT audit and compliance analyst tracks remediation efforts, manages the Company’s third party risk program and works with internal and external auditors on all IT compliance activities. Members of the information security team hold cybersecurity certifications, such as the Certified Information Systems Security Professional ("CISSP") or Certified Information Security Manager certifications. The CIO oversees all IT departments within the Company, including security and risk, and is the primary liaison between IT and the Board of Directors.

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
AI related risks are considered as part of the overall cybersecurity program. The Company maintains an AI governance framework designed to support the responsible development, deployment, and use of AI technologies and to manage associated cybersecurity and operational risks. The AI Governance Committee, which is comprised of the CIO, CISO, General Counsel, Chief HR Officer, Vice President and Chief Operational Risk Officer, Vice President of Internal Audit and line of business representatives, oversees the policies, standards, and risk assessment processes designed to manage these risks.
The CISO and CIO provide monthly updates to the ERMC on security incidents, compliance and patching metrics, and security and AI related industry updates that might affect the Company’s business. The ERMC approves all security related project expenditures, and all members are a part of the Company’s incident response team.
The Audit and Risk Committee, together with the full Board of Directors, actively oversees the Company’s cybersecurity program. The Audit and Risk Committee receives reports on evolving cybersecurity standards and key metrics, including the number of incidents, response times, and effectiveness of safety controls from the CIO on a quarterly basis, and more frequently when necessary. These reports include updates on the activities of the ERMC. Changes to the Company’s information security policies and programs are approved by the Audit and Risk Committee. This information is reported to the full Board of Directors which, together with the Audit and Risk Committee, evaluates and considers the effectiveness of the Company’s risk management policies and controls relating to cybersecurity that are described in the section above.
The Company believes that, by layering cybersecurity practices and risk management oversight in a way that involves various individuals, teams, and ultimately, the Board of Directors, it fosters a culture of accountability and helps enable Cass to prioritize the safety and security of its and its clients’ data.
ITEM 2. PROPERTIES
The Company leases office space in St. Louis County, Missouri, to house the headquarters of the Company and the Bank. The Company’s headquarters occupy 7,549 square feet in an office center at 12444 Powerscourt Drive. The Bank’s headquarters occupy 16,572 square feet in the same center at 12412 Powerscourt Drive.
The Company owns approximately 61,500 square feet of office space at 13001 Hollenberg Drive in Bridgeton, Missouri, where the Company’s transportation processing activities are performed.
The Company owns a production facility of approximately 48,300 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. Additional facilities are located in Wellington, Kansas, Jacksonville, Florida, and Brighton, Michigan. The Company has offices in Breda, Netherlands, Basingstoke, United Kingdom, and Singapore to service its multinational customers.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of February 27, 2026, there were approximately 3,833 holders of record of the Company’s common stock.
The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. However, future dividend payments will depend on the Company’s earnings, capital requirements, financial condition, applicable banking regulatory requirements and other factors considered relevant by the Company’s Board of Directors.
The Company maintains a treasury stock buyback program approved by the Board of Directors in November 2025 pursuant to which, the Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company’s common stock and has no expiration date. Repurchases may be made through a variety of methods, which could include open market purchases, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company has repurchased 125,030 shares under this treasury stock buyback program and therefore has 874,970 shares remaining for repurchase.
The Company repurchased a total of 617,415 shares at an aggregate cost of $26.0 million during the year ended December 31, 2025 and 167,455 shares at an aggregate cost of $7.2 million during the year ended December 31, 2024. A portion of the repurchased shares may be used for the Company’s employee benefit plans and the balance will be available for other general corporate purposes. The pace of repurchase activity will depend on factors such as levels of regulatory capital, net income, dividends, acquisition and divestiture activity, cash generation from operations, cash requirements for investments, repayment of debt, current stock price, business and market conditions, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.
During the three months ended December 31, 2025, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 – October 31, 2025	36,039	$40.20	36,039	304,374
November 1, 2025 – November 30, 2025	128,911	40.81	128,911	911,470
December 1, 2025 – December 31, 2025	36,500	43.27	36,500	874,970
Total	201,450	$41.15	201,450	874,970
(1)During the quarter ended December 31, 2025, there were 201,450 shares repurchased pursuant to the Company's publicly announced treasury stock buyback programs and no shares transferred from employees in satisfaction of tax withholding obligations upon the vesting of restricted stock.
(2)On July 15, 2025, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock with no expiration date. On November 6, 2025, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock with no expiration date, replacing the July 15, 2025 authorization. During the quarter ended December 31, 2025, the Company repurchased 125,030 shares under the November 6, 2025 authorization and 76,420 shares under the July 15, 2025 authorization.

Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years
The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (“Nasdaq”), the index of Nasdaq computer and data processing stocks, and the index of Nasdaq bank stocks. The graph assumes $100 was invested on December 31, 2020, with dividends reinvested. Returns are based on period end prices.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2025 compared to 2024. For discussion related to the results of operations and changes in financial condition for 2024 compared to 2023 refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2024 Annual Report on Form 10-K filed with the SEC on March 5, 2025.
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
Forward-Looking Statements and Factors that Could Affect Future Results
Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company's future filings with the SEC, in press releases, and in oral and written statements made by the Company or with the Company's approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products, services or operations; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may,” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board and the implementation of tariffs and other protectionist trade policies.
•Inflation, interest rate, securities market, and monetary fluctuations.
•Changes in energy prices.
•Changes in freight rates.
•Local, regional, national, and international economic conditions and the impact they may have on the Company and its customers and its assessment of that impact.
•Changes in the financial performance and/or condition of the Company's borrowers.
•Changes in the mix of loan sectors and types or the level of non-performing assets and charge-offs.
•Changes in estimates of future allowance for credit losses requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
•Changes in the Company's liquidity position.
•Impairment of the Company's goodwill or other intangible assets.
•Changes in consumer spending, borrowing, and saving habits.
•Technological changes, including artificial intelligence.
•The cost and effects of cyber incidents or other failures, interruptions, or security breaches of the Company's systems or those of the Company's customers or third-party providers.
•Acquisitions and integration of acquired businesses.
•Changes in the reliability of the Company's vendors, internal control systems or information systems.
•The Company's ability to increase market share and control expenses.
•The Company's ability to attract and retain qualified employees.
•Changes in the Company's organization, compensation, and benefit plans.
•The soundness of other financial institutions.
•Volatility and disruption in national and international financial and commodity markets.
•Government intervention in the U.S. financial system.
•Political or economic instability.
•Acts of God or of war or terrorism.
•The potential impact of climate change.
•The impact of pandemics, epidemics, or any other health-related crisis.
•The costs and effects of legal and regulatory developments, the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews and the ability to obtain required regulatory approvals.
•The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) and their application with which the Company must comply.
•The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.
•The Company's success at managing the risks involved in the foregoing items.

In addition, financial markets, international relations, and global supply chains have been significantly impacted by recent U.S. trade policies and practices. Due to the rapidly evolving and changing state of U.S. trade policies, the amount and duration of any tariffs and their ultimate impact on the Company, its customers, financial markets, and the overall U.S. and global economies is currently uncertain. Nonetheless, prolonged uncertainty, elevated tariff levels or their wide-spread use in U.S. trade policy could weaken economic conditions and adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing these loans or adversely affect financial markets or the values of securities. To the extent that these risks may have a negative impact on the financial condition of borrowers or financial markets, it could also have a material adverse effect on the Company's business, financial condition and results of operations.

Forward-looking statements speak only as of the date on which such statements are made.The Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.
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
Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs and deregulation of energy costs. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” a decline in the general level of interest rates can have a negative impact on net interest income and conversely, a rise in the general level of interest rates can have a positive impact on net interest income. The cost of energy is another factor that has a significant impact on the transportation and facility sectors. As the price of energy goes up or down, the Company’s earnings increase or decrease with the dollar amount of transportation and facility expense invoices.
The Company continues to operate profitably, posting a 1.43% return on average assets and 14.98% return on average equity. The Company’s common equity Tier 1 capital ratio was 15.10% at December 31, 2025, significantly exceeding regulatory requirements. In addition, the Company has maintained exceptional credit quality with no loan charge-offs during the year ended December 31, 2025.

The Company’s solid capital and liquidity positions, combined with ongoing earnings, are expected to continue to allow for investment in strategic opportunities when they become available, in addition to return of capital to shareholders. The Company delivered $16.5 million in dividend payments and $26.0 million in share repurchases during 2025. The Company continues to invest in the technology, processes, and people required to support its multi-national customer base.
Currently, management views Cass’ major opportunity as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company’s leadership position in applied technology, which when combined with the security and processing controls of the Bank, makes Cass unique in the industry.
Recent Industry Developments
While freight rates have recently begun gradually increasing after a number of quarters of decline since 2023, volumes continue to decline on a year-over-year basis, which continues to put pressure on transportation related processing fees. In addition, carrier consolidation with small and medium-sized trucking companies exiting the market or selling to larger carriers continues to put downward pressure on financial fees as the smaller trucking companies were larger users of our quick pay solutions.

The Company started to see increased tariff related charges on shipping invoices of its clients beginning in April 2025. The Company estimates that transportation dollar volumes were approximately $600 million higher in 2025 than 2024 due to the impact of tariffs. The Company benefits from higher dollar volumes given the related increases in accounts and drafts payable and interest income.

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
Recent Items of Note
Net interest income increased $13.5 million, or 19.8%, as compared to the same period last year. The increase in net interest income was attributable to the net interest margin improving to 3.83% as compared to 3.42% in the same period last year, in addition to an increase in average interest-earning assets of $136.8 million, or 6.8%. The Company generally benefits from a higher interest rate environment due to a large percentage of its funding sources being non-interest bearing.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. Among other things, the new law makes permanent certain expiring business tax provisions of the Tax Cuts and Jobs Act (“TCJA”). These include provisions which allow businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets and the cost of qualified domestic research and development. The OBBBA also imposes a floor on tax deductions taken on charitable contributions. The OBBBA also significantly changes U.S. tax law related to foreign operations and certain tax credits. The impact of the OBBBA is not expected to have a material impact on the Company's consolidated financial statements.

Discontinued Operations

On April 7, 2025, the Company signed an Asset Purchase Agreement providing for the sale of its Telecom Expense Management & Managed Mobility Services (“TEM”) business to Asignet USA Inc. The sale closed on June 30, 2025. We have applied discontinued operations accounting in accordance with FASB Accounting Standards Codification (“ASC”), Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities sold related to the Company's TEM Business Unit as of and for the years ended December 31, 2025, 2024, and 2023, as applicable. All financial information in this Annual Report on Form 10-K is reported on a continuing operations basis, unless otherwise noted. See Note 2 and Note 20 to the Company's consolidated financial statements for further discussion regarding discontinued operations and subsequent events associated with discontinued operations.

Summary of Results

(In thousands except per share data)	For the Years Ended December 31,			% Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023
Processing fees	$66,129	$66,061	$59,670	0.1%	10.7%
Financial fees	40,398	42,584	45,339	(5.1)%	(6.1)%
Net interest income	81,240	67,787	66,494	19.8%	1.9%
Provision for (release of) credit losses	348	447	(550)	(22.1)%	(181.3)%
Loss on sale of investment securities	(3,534)	(45)	(173)	N/M	(74.0)%
Other	6,865	5,247	5,089	30.8%	3.1%
Total revenues	190,750	181,187	176,969	5.3%	2.4%
Operating expense	151,991	157,742	142,505	(3.6)%	10.7%
Income before income tax expense	38,759	23,445	34,464	65.3%	(32.0)%
Income tax expense	7,647	4,887	6,574	56.5%	(25.7)%
Net income from continuing operations	$31,112	$18,558	$27,890	67.6%	(33.5)%
Income from discontinued operations, net of tax	$4,004	$610	$2,169	556.4%	(71.9)%
Net income	$35,116	$19,168	$30,059	83.2%	(36.2)%
Diluted earnings per share from continuing operations	$2.31	$1.35	$2.02	71.1%	(33.2)%
Diluted earnings per share from discontinued operations	$0.30	$0.04	$0.16	650.0%	(75.0)%
Diluted earnings per share	$2.61	$1.39	$2.18	87.8%	(36.2)%
Return on average assets	1.43%	0.82%	1.24%	—	—
Return on average equity	14.98%	8.37%	14.24%	—	—
The Company recorded revenue of $190.8 million in 2025, up 5.3% from the prior year, largely due to an increase in net interest income, partially offset by a decrease in financial fees and a loss on sale of investment securities. Operating expense decreased 3.6% in 2025, largely driven by $7.8 million of bad debt expense in 2024 and $2.0 million of bad debt recovery experienced in 2025. Net income was $35.1 million and diluted EPS was $2.61 per share in 2025, increases of 83.2% and 87.8%, respectively, from the prior year.

The Company posted a 1.43% return on average assets and 14.98% return on average equity in 2025.

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

(In thousands)	December 31,			% Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023
Transportation invoice volume	34,451	35,729	35,949	(3.6)%	(0.6)%
Transportation dollar volume	$36,447,471	$36,113,169	$38,288,478	0.9%	(5.7)%
Facility expense invoice volume	16,508	16,572	13,220	(0.4)%	25.4%
Facility expense dollar volume	$23,256,090	$20,272,451	$18,599,214	14.7%	9.0%
Average payments in advance of funding	$175,129	$202,860	$234,865	(13.7)%	(13.6)%
Processing fees	$66,129	$66,061	$59,670	0.1%	10.7%
Financial fees	$40,398	$42,584	$45,339	(5.1)%	(6.1)%
Other income	$6,865	$5,247	$5,089	30.8%	3.1%
Loss on sale of investment securities	$(3,534)	$(45)	$(173)	N/M	(74.0)%
Processing fees increased $68,000, or 0.1%, during 2025 compared to 2024, due to the AcuAudit acquisition in December 2024, partially offset by decreases in facility and transportation volumes of 0.4% and 3.6%, respectively. The decline in transportation volumes was primarily due to the on-going freight recession and the impact of tariffs. Facility expense invoice volumes were flat in 2025 after experiencing 25.4% growth in 2024.
Financial fees decreased $2.2 million, or 5.1%, in 2025 compared to 2024, which was primarily attributable to a 13.7% decrease in average payments in advance of funding in addition to the changes in the manner in which facility vendors receive payments. Average payments in advance of funding declined in 2025 compared to 2024 due to the consolidation of freight carriers, partially offset by a 0.9% increase in transportation dollar volumes.
Other income increased $1.6 million, or 30.8%, during 2025 compared to 2024 primarily due to higher bank-owned life insurance income as well as growth in TouchPoint related church management software fees.
The Company sold $34.0 million of corporate investment securities with a weighted-average yield of 2.29% at a loss of $3.5 million in June 2025 in an effort to reposition the investment portfolio and improve the net interest margin and net interest income in future periods.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	December 31,			% Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023
Average earning assets	$2,148,402	$2,011,554	$2,076,951	6.8%	(3.1)%
Average interest-bearing liabilities	$617,281	$634,592	$573,308	(2.7)%	10.7%
Net interest income (1)	$82,320	$68,798	$67,583	19.7%	1.8%
Net interest margin (1)	3.83%	3.42%	3.25%	—	—
Yield on earning assets (1)	4.59%	4.43%	4.04%	—	—
Rate on interest bearing liabilities	2.64%	3.19%	2.84%	—	—
(1)Presented on a tax-equivalent basis using a tax rate of 21%.

The $13.5 million increase in net interest income in 2025 as compared to 2024 was primarily due to an increase in net interest margin to 3.83% as compared to 3.42% in the prior year, in addition to the increase in average earning assets of $136.8 million, or 6.8%. The yield on interest-earning assets increased 16 basis points from 4.43% in 2024 to 4.59% in 2025 while the cost of interest-bearing liabilities decreased 55 basis points from 3.19% in 2024 to 2.64% in 2025.
Average loans increased $54.3 million, or 5.2%, in 2025 compared to 2024, to $1.10 billion. The Company experienced significant loan growth during the first quarter of 2025 and then a subsequent decline in loans during the remainder of the year. The average yield on loans increased 37 basis points to 5.65% in 2025.
Average investment securities increased $58.8 million, or 9.2% in 2025 compared to 2024. The increase was driven by the utilization of available liquidity arising from an increase in average accounts and drafts payable to purchase investment securities. The average yield on taxable investment securities increased 41 basis points to 3.24% and the average yield on tax-exempt investment securities increased 43 basis points to 3.22%.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, increased $23.7 million, or 7.3% in 2025 compared to 2024. The increase is primarily a result of the increase in average funding sources, partially offset by the increase in average loans and average investment securities. The average yield on short-term investments decreased 88 basis points to 3.95% primarily due to the decrease in the Federal Funds rate. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits decreased $17.5 million, or 2.8% in 2025 compared to 2024. Average non-interest-bearing demand deposits decreased $8.2 million, or 2.0%. The Company has experienced deposit attrition due to a decrease in the overall level of some larger commercial deposits due to client funding needs for acquisitions and other purposes. The average rate paid on interest-bearing deposits decreased 55 basis points to 2.64% in 2025 due to the decrease in the Federal Funds rate.
Average accounts and drafts payable increased $150.3 million, or 14.9%, in 2025 compared to 2024, to $1.16 billion. The increase in average accounts and drafts payable was primarily driven by the increase in facility dollar volumes of 14.7% as well as the increase in transportation dollar volumes of 0.9%.
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

(In thousands)	2025			2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets (1)
Interest-earning assets
Loans (2):	$1,103,067	$62,340	5.65%	$1,048,732	$55,362	5.28%	$1,055,668	$50,825	4.81%
Investment securities (4):
Taxable	535,416	17,328	3.24	474,753	13,423	2.83	541,159	14,118	2.61
Tax-exempt (3)	160,019	5,145	3.22	161,836	4,519	2.79	192,881	5,186	2.69
Short-term investments	349,900	13,834	3.95	326,233	15,752	4.83	287,243	13,720	4.78
Total interest-earning assets	2,148,402	98,647	4.59%	2,011,554	89,056	4.43%	2,076,951	83,849	4.04%
Non-interest-earning assets
Cash and due from banks	21,741			23,695			24,914
Premises and equipment, net	30,917			31,125			23,141
Payments in advance of funding	175,129			202,860			234,865
Bank-owned life insurance	51,183			49,715			48,540
Goodwill and other intangibles	20,515			15,182			15,856
Unrealized loss on investment securities	(47,093)			(57,772)			(68,893)
Other assets	66,116			72,358			63,777
Allowance for credit losses	(14,014)			(13,369)			(13,324)
Assets of discontinued operations	7,518			14,049			13,781
Total assets	$2,460,414			$2,349,397			$2,419,608
Liabilities and Shareholders’ Equity (1)
Interest-bearing liabilities
Interest-bearing demand deposits	$522,010	$13,153	2.52%	$549,164	$17,029	3.10%	$496,154	$14,056	2.83%
Savings deposits	7,032	92	1.31	7,148	116	1.62	7,162	113	1.58
Time deposits >=$250	23,294	813	1.96	27,211	597	2.19	23,912	417	1.74
Other time deposits	64,783	2,260	4.17	51,058	2,516	4.93	43,839	1,564	3.57
Total interest-bearing deposits	617,119	16,318	2.64	634,581	20,258	3.19	571,067	16,150	2.83
Short-term borrowings	162	9	5.56	11	—	9.09	2,241	116	5.18
Total interest-bearing liabilities	617,281	16,327	2.64%	634,592	20,258	3.19%	573,308	16,266	2.84%
Non-interest bearing liabilities
Demand deposits	406,551			414,711			512,608
Accounts and drafts payable	1,160,018			1,009,757			1,059,286
Other liabilities	40,782			37,933			38,501
Liabilities of discontinued operations	1,301			23,460			24,836
Total liabilities	2,225,933			2,120,453			2,208,539
Shareholders’ equity	234,481			228,944			211,069
Total liabilities and shareholders’ equity	$2,460,414			$2,349,397			$2,419,608
Net interest income (3)		$82,320			$68,798			$67,583
Net interest margin (3)			3.83%			3.42%			3.25%
Interest spread			1.95%			1.23%			1.20%
(1)Balances shown are daily averages.
(2)Interest income on loans includes net loan fees of $744,000, $477,000, and $686,000 for 2025, 2024 and 2023, respectively.
(3)Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%. The tax-equivalent adjustment was approximately $1.1 million, $1.0 million, and $1.1 million for 2025, 2024, and 2023, respectively.
(4)For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes
The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

(In thousands)	2025 Over 2024			2024 Over 2023
	Volume (1)	Rate (1)	Total	Volume(1)	Rate (1)	Total
Increase (decrease) in interest income:
Loans (2):	$2,954	$4,024	$6,978	$(338)	$4,875	$4,537
Investment securities:
Taxable	1,832	2,073	3,905	(1,823)	1,128	(695)
Tax-exempt (3)	(51)	677	626	(862)	195	(667)
Short-term investments	1,079	(2,997)	(1,918)	1,881	151	2,032
Total interest income	$5,814	$3,777	$9,591	$(1,142)	$6,349	$5,207
Interest expense on:
Interest-bearing demand deposits	$(809)	$(3,067)	$(3,876)	$1,577	$1,396	$2,973
Savings deposits	(2)	(22)	(24)	—	3	3
Time deposits >=$250	(96)	312	216	63	117	180
Other time deposits	580	(836)	(256)	287	665	952
Short-term borrowings	—	9	9	(58)	(58)	(116)
Total interest expense	(327)	(3,604)	(3,931)	1,869	2,123	3,992
Net interest income	$6,141	$7,381	$13,522	$(3,011)	$4,226	$1,215
(1)The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
(2)Interest income includes net loan fees.
(3)Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%.
Loan Portfolio
Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $1.06 billion, representing 40.7% of the Company's total assets as of December 31, 2025 and generated $62.3 million in interest income during the year ended December 31, 2025. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2025.

Loans by Type	December 31,
(In thousands)	2025	2024	2023
Commercial and industrial	$553,080	$559,262	$498,502
Real estate (commercial and faith-based):
Mortgage	459,879	488,075	499,739
Construction	48,231	34,652	16,023
Other	27	—	54
Total loans	$1,061,217	$1,081,989	$1,014,318
At December 31, 2025, the Company did not have any foreign loans or single family real estate mortgages, as the Company does not market its services to retail customers. Also, the Company had no sub-prime mortgage loans or residential development loans in its portfolio in any of the years presented.

Loans by Maturity as of December 31, 2025

(In thousands)	One Year Or Less		Over 1 Year Through 5 Years		Over 5 Years Through 15 Years (1)		Total
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
Commercial and industrial	$35,054	$61,783	$235,252	$17,573	$189,599	$13,819	$553,080
Real Estate:
Mortgage	78,382	17,191	276,860	13,156	74,290	—	459,879
Construction	25,586	18,799	—	3,846	—	—	48,231
Other	—	27	—	—	—	—	27
Total loans	$139,022	$97,800	$512,112	$34,575	$263,889	$13,819	$1,061,217
(1)The Company did not have any loans with maturities greater than 15 years.
The Company has no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed in the loan portfolio composition table and as are discussed in Item 8, Note 5, of this report. The Company's primary market niche for banking services is privately held businesses, franchise restaurants, and faith-based ministries.
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
Loans decreased $20.8 million, or 1.9%, to $1.06 billion at December 31, 2025 as compared to December 31, 2024. Franchise restaurant loans, which are included in commercial and industrial loans, decreased $22.1 million during 2025. Faith-based loans increased $3.2 million during 2025. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 5.
Provision and Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments
The Company recorded a provision for credit losses and off-balance sheet credit exposures of $348,000 and $447,000 in 2025 and 2024, respectively. The amount of the provision for credit losses was derived from the Company’s CECL model. The amount of the provision will fluctuate as determined by these analyses. The Company had no loan charge-offs or recoveries in 2025 and 2024. The ACL was $13.6 million at December 31, 2025 compared to $13.4 million at December 31, 2024. The ACL represented 1.28% and 1.24% of outstanding loans at December 31, 2025 and December 31, 2024, respectively. The allowance for unfunded commitments was $419,000 at December 31, 2025 and $273,000 at December 31, 2024. The balance of nonperforming loans outstanding was $7.0 million at December 31, 2025 and $0 at December 31, 2024.
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
The following schedule summarizes activity in the ACL and the allocation of the allowance to the Company’s loan categories.

Summary of Credit Loss Experience

(In thousands)	December 31,
	2025	2024	2023	2022	2021
Allowance at beginning of year	$13,395	$13,089	$13,539	$12,041	$11,944
Loans charged-off:
Commercial and industrial	—	—	—	—	—
Real estate (commercial and faith-based):
Mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Other	—	—	—	—	—
Total loans charged-off	—	—	—	—	—
Recoveries of loans previously charged-off:
Commercial and industrial	—	—	—	13	12
Real estate (commercial and faith-based):
Mortgage	—	—	—	—	15
Construction	—	—	—	—	—
Other	—	—	—	—	—
Total recoveries of loans previously charged-off	—	—	—	13	27
Net loans recovered	—	—	—	(13)	(27)
Provision for (release of) credit losses	202	306	(450)	1,485	70
Allowance at end of year	$13,597	$13,395	$13,089	$13,539	$12,041
Allowance for unfunded commitments at beginning of year	$273	$132	$232	$367	$567
Provision for (release of) credit losses	146	141	(100)	(135)	(200)
Allowance for unfunded commitments at end of year	419	273	132	232	367
Loans outstanding:
Average	$1,103,067	$1,048,732	$1,055,668	$992,004	$887,662
December 31	1,061,217	1,081,989	1,014,318	1,082,906	960,567
Ratio of allowance for credit losses to loans outstanding at December 31	1.28%	1.24%	1.29%	1.25%	1.25%
Ratio of net recoveries to average loans outstanding	—%	—%	—%	—%	—%
Allocation of allowance for credit losses (1):
Commercial and industrial	$5,833	$5,897	$5,412	$5,977	$5,035
Real estate (commercial and faith-based):
Mortgage	7,435	7,281	7,569	7,378	6,714
Construction	329	217	108	184	292
Total	$13,597	$13,395	$13,089	$13,539	$12,041

Percentage of categories to total loans:
Commercial and industrial	52.1%	51.7%	49.1%	51.9%	47.6%
Real estate (commercial and faith-based):
Mortgage	43.3	45.1	49.3	45.7	48.3
Construction	4.6	3.2	1.6	2.4	4.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%
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
It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan for which collection is not probable. Subsequent payments received on such loans are applied to principal if collection of principal is not probable; otherwise, these receipts are recorded as interest income. There was no interest income recognized on nonaccrual loans for the years ended 2025 and 2024.
There were three nonaccrual loans with a balance of $7.0 million at December 31, 2025 and none at December 31, 2024. There were no foreclosed assets at December 31, 2025 or December 31, 2024.
The Company did not have any other interest-earning assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.
Summary of Nonperforming Assets

(In thousands)	December 31,
	2025	2024	2023	2022	2021
Commercial and industrial:
Nonaccrual	$3,770	$—	$—	$1,150	$—
Contractually past due 90 days or more and still accruing	—	—	—	—	—
Real estate – mortgage:
Nonaccrual	3,222	—	—	—	—
Contractually past due 90 days or more and still accruing	—	—	—	—	—
Total nonperforming loans	$6,992	$—	$—	$1,150	$—
Total foreclosed assets	—	—	—	—	—
Total nonperforming assets	$6,992	$—	$—	$1,150	$—

Operating Expense
Operating expense in 2025 compared to 2024 and 2023 include the following significant pre-tax components:

(In thousands)	December 31,
	2025	2024	2023
Salaries and commissions	$80,710	$80,371	$76,097
Share-based compensation	4,186	3,052	4,007
Employee profit sharing	6,284	4,452	5,815
Net periodic pension cost	—	4,169	878
Other benefits	18,886	17,293	17,591
Total personnel expense	$110,066	$109,337	$104,388
Occupancy	2,767	2,695	2,799
Equipment	9,917	8,101	6,895
Bad debt (recovery) expense	(2,000)	7,847	—
Amortization of intangible assets	1,172	692	692
Other operating	30,069	29,070	27,731
Total operating expense	$151,991	$157,742	$142,505

Total operating expense decreased 3.6% in 2025 compared to 2024 largely driven by the $2.0 million bad debt recovery in 2025 compared to a $7.8 million bad debt expense on a funding receivable related to a facility client in 2024.
Personnel expenses increased $729,000, or 0.7% in 2025 compared to 2024. Salaries and commissions increased $339,000, or 0.4%, as a result of the AcuAudit acquisition and merit increases, partially offset by a decrease in average full-time equivalent employees ("FTEs") of 5.4% due to strategic investments in various technology initiatives. Share-based compensation increased $1.1 million due to the improvement in earnings. Other benefits increased $1.6 million, or 9.2%, due to higher health insurance costs, partially offset by the decline in average FTEs.
Net periodic pension cost decreased $4.2 million in 2025 compared to 2024. The Company recorded a one-time non-cash expense of $3.5 million in the fourth quarter of 2024 related to the termination of its noncontributory defined-benefit pension plan.
Equipment expense increased $1.8 million, or 22.4%, in 2025 compared to 2024, primarily due to an increase in depreciation expense on software related to recently completed technology initiatives.
The $480,000 increase in amortization of intangible assets in 2025 compared to 2024 was driven by the AcuAudit acquisition in December 2024.
The $1.0 million increase in other operating expense for 2025 includes a $1.1 million restructuring charge primarily related to the consolidation of the Company's non-transportation invoice and payment processing activities into a single Facilities division.
Income Tax Expense
Income tax expense in 2025 totaled $7.6 million, compared to $4.9 million in 2024. When measured as a percent of pre-tax income, the Company’s effective tax rate was 19.70% and 20.80% in 2025 and 2024, respectively. The decrease in the effective tax rate in 2025 compared to 2024 is reflective of purchases of tax-exempt municipal investment securities during 2025 and the impact of certain tax credits.
Summary of Discontinued Operations

(In thousands except per share data)	For the Years Ended December 31,			% Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023
Processing fees	$7,630	$15,795	$17,837	(51.7)%	(11.4)%
Financial fees	888	713	646	24.5%	10.4%
Other	3,402	1,494	2,059	127.7%	(27.4)%
Gain on sale of TEM business	3,550	—	—	N/M	N/M
Total revenues	15,470	18,002	20,542	(14.1)%	(12.4)%
Operating expense	10,156	17,229	17,649	(41.1)%	(2.4)%
Income before income tax expense	5,314	773	2,893	587.5%	(73.3)%
Income tax expense	1,310	163	724	703.7%	(77.5)%
Net income from discontinued operations	$4,004	$610	$2,169	556.4%	(71.9)%
Facility transaction volume	259	563	637	(54.0)%	(11.6)%
Facility dollar volume	$501,626	$1,165,831	$1,237,607	(57.0)%	(5.8)%
Net income from discontinued operations for 2025 was $4.0 million, as compared to $610,000 in 2024, primarily reflecting a $3.6 million gain on the sale of the TEM business in June 2025.
Investment Portfolio
Investment securities available-for-sale increased $242.8 million, or 46.0%, during 2025 to $770.8 million at December 31, 2025. State and political securities increased $68.2 million, or 39.7%, to $240.2 million at December 31, 2025. Mortgage-backed securities increased $245.4 million to $478.7 million at December 31, 2025. Corporate bonds decreased $58.9 million to $28.9 million at December 31, 2025. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During 2025, the Company purchased investment securities totaling $435.2 million and sold investment securities totaling $129.9 million, including the sale of $34.0 million of corporate bonds in June 2025 to reposition the investment portfolio. The growth in the investment portfolio was primarily due to utilization of cash proceeds from an increase in funding sources.
There was no single issuer of securities in the investment portfolio at December 31, 2025 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type
(In thousands)	December 31,
	2025	2024	2023
State and political subdivisions	$240,211	$171,964	$219,035
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	478,696	233,275	157,799
Corporate bonds	28,896	87,786	102,340
Asset-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	22,969	34,996	39,222
Treasury securities	—	—	108,721
Total investments	$770,772	$528,021	$627,117

Investment Securities by Maturity
(At December 31, 2025)

(In thousands)	Within 1 Year	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Yield(1)
State and political subdivisions	$5,753	$48,402	$90,494	$95,562	3.37%
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	179	51,836	426,681	3.87%
Corporate bonds	—	23,401	5,494	—	1.96%
Asset-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	1,380	21,590	4.07%
Total investments	$5,753	$71,982	$149,204	$543,833	3.65%
Weighted average yield (1)	4.53%	2.49%	2.33%	4.19%	3.65%
(1)Yields are presented on a tax-equivalent basis assuming a tax rate of 21%.
Deposits and Accounts and Drafts Payable

(In thousands)	December 31,
	2025	2024	2023
Noninterest-bearing demand deposits	$513,434	$251,230	$524,359
Interest-bearing deposits	686,599	716,686	616,455
Total deposits	$1,200,033	$967,916	$1,140,814

Accounts and drafts payable	$1,124,858	$1,129,610	$1,053,269
Total deposits increased $232.1 million, or 24.0% during 2025 compared to 2024. Noninterest-bearing demand deposits increased $262.2 million, or 104.4%, to $513.4 million at December 31, 2025 and interest-bearing deposits decreased $30.1 million, or 4.2%, to $686.6 million at December 31, 2025. The increase in total deposits between the periods was driven by timing of customer funds. The average balance of deposits is more indicative of trends period to period.
Accounts and drafts payable generated by the Company in its payment processing operations decreased $4.8 million, or 0.4%, from the prior year to $1.12 billion, at December 31, 2025. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week. Average accounts and drafts payable increased $150.3 million, or 14.9%, to $1.16 billion during 2025. The increase in these balances, which are non-interest bearing, are primarily reflective of the increase in transportation and facility dollar volumes of 0.9%, and 14.7%, respectively.
The composition of average deposits and the average rates paid on those deposits is represented in the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential” which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.
Maturities of Certificates of Deposit as of December 31, 2025

(In thousands)	$100 or Less	$100 to Less Than $250	$250 or More	Total
Three months or less	$1,539	$59,672	$12,305	$73,516
Three to six months	636	6,128	9,084	15,848
Six to twelve months	423	2,992	2,999	6,414
Over twelve months	104	742	778	1,624
Total	$2,702	$69,534	$25,166	$97,402
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
The balance of liquid assets consists of cash and cash equivalents, which includes cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds. These balances totaled $392.3 million at December 31, 2025, an increase of $42.5 million, or 12.2%, from December 31, 2024. The increase during 2025 is primarily attributed to an increase in deposits and a decrease in loans, partially offset by increases in securities available-for-sale and accounts and drafts receivable from customers. At December 31, 2025, cash and cash equivalents represented 15.1% of total assets and were the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities available-for-sale at fair value were $770.8 million at December 31, 2025, an increase of $242.8 million, or 46.0%, from December 31, 2024. Investment securities represented 29.6% of total assets at December 31, 2025. Of the total portfolio, 0.9% mature in one year or less, 9.2% mature after one year through five years and 89.9% mature after five years.
As of December 31, 2025, the Bank had unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of December 31, 2025, the Bank had secured lines of credit with the Federal Home Loan Bank of $239.9 million collateralized by commercial mortgage loans. At December 31, 2025, the Company had lines of credit from three banks up to a maximum of $225.0 million in aggregate collateralized by state and political subdivision securities. There were no amounts outstanding at December 31, 2025 and 2024 under any of the lines of credit.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.
Net cash flows provided by operating activities for the years 2025, 2024 and 2023 were $37.4 million, $38.9 million, and $36.9 million, respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2025. The Company estimates that capital expenditures for 2026 should range from $4.0 million to $6.0 million. Capital expenditures in 2026 are expected to primarily consist of purchases of equipment and software related to the payment and information processing services business.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $43.3 million and $28.5 million for the years ended December 31, 2025 and December 31, 2024, respectively, an increase of $14.8 million year over year. The increase was due to the increase in net income of $15.9 million, an increase in amortization of intangible assets of $480,000, and an increase in depreciation of $1.0 million, partially offset by lower net amortization of premium/discount on investment securities of $2.6 million. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment.
Other factors impacting the $1.5 million decrease in net cash provided by operating activities include:
•A decrease in other operating activities, net of $15.9 million, primarily due to changes in various accounts receivable and payable;
•A decrease in the ASC 718 pension adjustment of $5.2 million; and
•A decrease in net cash used from discontinued operations of $3.6 million; partially offset by
•A smaller increase in accounts receivable, representing a positive variance of $3.5 million; and
•An increase in the current income tax liability of $4.4 million.
There are several trends and uncertainties that may impact the Company’s ability to generate revenues and income at the levels that it has in the past. In addition, these trends and uncertainties may impact available liquidity. Those that could significantly impact the Company include the general levels of interest rates, business activity, freight rates, inflation, and energy costs as well as new business opportunities available to the Company.
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
The relative level of energy costs can impact the Company’s earnings and available liquidity. Lower levels of energy costs will tend to decrease transportation and facility expense invoice amounts resulting in a corresponding decrease in accounts and drafts payable. Decreases in accounts and drafts payable generate lower interest income and reduce liquidity.
New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2025, new business was added in both the transportation and facility expense management operations, driven by both successful marketing efforts and the solid market leadership position held by Cass.

Capital Resources
One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2025 as shown in Item 8, Note 3 of this report.
Cash dividends paid were $16.5 million for both 2025 and 2024.
Shareholders’ equity was $243.0 million, or 9.3% of total assets, at December 31, 2025, an increase of $14.0 million as compared to December 31, 2024. The increase was primarily a result of net income of $35.1 million and the decrease in accumulated other comprehensive loss of $18.4 million, partially offset by the payment of cash dividends of $16.5 million, and the repurchase of treasury shares of $26.0 million.
Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements, state corporate laws and prudent and sound banking principles. During 2025, the Bank paid dividends of $20.0 million to the Company. As of December 31, 2025, unappropriated retained earnings of $31.1 million were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.
The Company maintains a treasury stock buyback program approved by the Board of Directors in November 2025 pursuant to which the Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company’s common stock and has no expiration date. A total of 874,970 shares remain under the buyback program at December 31, 2025.
The Company repurchased a total of 617,415 shares at an aggregate cost of $26.0 million during the year ended December 31, 2025 and 167,455 shares at an aggregate cost of $7.2 million during the year ended December 31, 2024. A portion of the repurchased shares may be used for the Company’s employee benefit plans and the balance will be available for other general corporate purposes. The pace of future repurchase activity will depend on factors such as levels of regulatory capital, cash generation from operations, cash requirements for investments, repayment of debt, current stock price, business and market conditions, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.
Impact of Inflation
Inflation could have the impact of increasing the Company's operating expenses, such as compensation expense. Inflationary pressures may also have an impact on total assets, earnings and capital, which could impact the Company's ability to grow. An increase in total assets could have the impact of decreasing regulatory capital ratios if earnings and total regulatory capital do not increase at the same rate.
As a result of rising inflation, the Federal Reserve increased the Federal Funds rate throughout 2023 and 2024. The increase in the Federal Funds rate contributed to the increase in the Company's net interest margin to 3.83% in 2025 from 3.42% in 2024 and 3.25% in 2023, therefore positively impacting net interest income. The Federal Reserve began to decrease the Federal Funds rate during the last four months of 2024 by a cumulative 100 basis points and by another 75 basis points during the last four months of 2025. Further decreases in the Federal Funds rate resulting from softening inflation or other reasons could negatively impact the Company's net interest margin and income in 2026.
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
Allowance for Credit Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to determine management’s estimate of the lifetime expected credit losses. The process combines many factors: economic factors, historical credit loss experience, of both the Company and similar peer banks, loan portfolio growth and concentrations, asset quality, and other qualitative and quantitative factors which could affect future credit loss. Given the Company's recent historical loss experience, the impact of the qualitative risk factors related to the collective ACL is a substantial percentage of the overall ACL. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the ACL and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all loan types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Various regulatory agencies, as an integral part of the examination process, periodically review the ACL. Such agencies may require the Company to recognize additions to the ACL or reserve increases to adversely graded classified loans based on information available to them at the time of their examinations. The Company believes the level of ACL is appropriate. These policies affect both segments of the Company. The impact and associated risks related to these policies on the Company’s business operations are discussed in Note 1 "Summary of Significant Accounting Policies" and Note 5 "Loans," as well as the “Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments” section of this report.
Commitments, Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2025, an allowance for unfunded commitments of $419,000 had been recorded. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision and Allowance for Credit Losses and Unfunded Commitments.”
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2025, the balance of loan commitments, standby and commercial letters of credit were $172.7 million, $12.8 million and $782,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments. See Note 15 "Disclosures about Fair Value of Financial Instruments" for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
The Company faces market risk to the extent that its net interest income is affected by changes in market interest rates. The asset/liability management discipline as applied by the Company seeks to limit the volatility, to the extent possible, that can result from changes in market interest rates. This is accomplished by limiting the concentration of maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of fees and net interest income. However, the Company's asset/liability position often differs from other financial holding companies with positive cumulative "gaps." This asset sensitive position is caused primarily by the operations of the Company, which generate large balances of accounts and drafts payable. These balances, which are noninterest-bearing, can cause the Company to become susceptible to changes in interest rates, with a decreasing net interest margin in periods of declining interest rates and an increasing net interest margin in periods of rising interest rates.
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
Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming 12 months under different interest rate scenarios. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2025, from an immediate and sustained parallel change in interest rates in three varying scenarios is shown below.
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
The table below illustrates the projected impact of interest rate shocks on net interest income as of December 31, 2025:

Change in Interest Rates	% Change in Net Interest Income
+300 basis points	10.7%
+200 basis points	7.6
+100 basis points	3.7
Flat rates	—
-100 basis points	(2.5)
-200 basis points	(6.1)
-300 basis points	(10.6)%
The Company is generally asset sensitive as average interest-earning assets of $2.15 billion for 2025 greatly exceeded average interest-bearing liabilities of $617.3 million. The table above on the projected impact of interest rate shocks results from a static balance sheet at December 31, 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2025	2024
Assets
Cash and due from banks	$26,129	$19,328
Short-term investments	366,139	330,400
Cash and cash equivalents	392,268	349,728
Investment securities available-for-sale, at fair value	770,772	528,021

Loans	1,061,217	1,081,989
Less allowance for credit losses	13,597	13,395
Loans, net	1,047,620	1,068,594
Payments in advance of funding	164,514	208,530
Premises and equipment, net	29,449	30,576
Investments in bank-owned life insurance	52,195	50,325
Goodwill	16,164	16,333
Other intangible assets, net	3,728	4,914
Accounts and drafts receivable from customers	69,425	55,906
Other assets	59,889	67,741
Assets of discontinued operations	—	14,413
Total assets	$2,606,024	$2,395,081

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$513,434	$251,230
Interest-bearing	686,599	716,686
Total deposits	1,200,033	967,916
Accounts and drafts payable	1,124,858	1,129,610
Other liabilities	38,135	46,211
Liabilities of discontinued operations	—	22,314
Total liabilities	2,363,026	2,166,051

Shareholders’ Equity:
Preferred stock, par value $0.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $0.50 per share; 40,000,000 shares authorized; 15,505,772 shares issued at December 31, 2025 and 2024; 12,917,637 and 13,504,104 shares outstanding at December 31, 2025 and 2024, respectively.	7,753	7,753
Additional paid-in capital	207,052	205,593
Retained earnings	167,092	148,487
Common shares in treasury, at cost (2,588,135 shares at December 31, 2025 and 2,001,668 shares at December 31, 2024, respectively)	(112,148)	(87,615)
Accumulated other comprehensive loss	(26,751)	(45,188)
Total shareholders’ equity	242,998	229,030
Total liabilities and shareholders’ equity	$2,606,024	$2,395,081
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2025	2024	2023
Fee Revenue and Other Income:
Processing fees	$66,129	$66,061	$59,670
Financial fees	40,398	42,584	45,339
Loss on sale of investment securities	(3,534)	(45)	(173)
Other	6,865	5,247	5,089
Total fee revenue and other income	109,858	113,847	109,925

Interest Income:
Interest and fees on loans	62,340	55,362	50,825
Interest and dividends on investment securities:
Taxable	17,328	13,422	14,118
Exempt from federal income taxes	4,064	3,509	4,097
Interest on federal funds sold and other short-term investments	13,834	15,752	13,720
Total interest income	97,566	88,045	82,760

Interest Expense:
Interest on deposits	16,318	20,258	16,150
Interest on short-term borrowings	8	—	116
Total interest expense	16,326	20,258	16,266
Net interest income	81,240	67,787	66,494
Provision for (release of) credit losses	348	447	(550)
Net interest income after provision for (release of) credit losses	80,892	67,340	67,044
Total net revenue	190,750	181,187	176,969

Operating Expense:
Salaries and commissions	80,710	80,371	76,097
Share-based compensation	4,186	3,052	4,007
Employee profit sharing	6,284	4,452	5,815
Net periodic pension cost	—	4,169	878
Other benefits	18,886	17,293	17,591
Total personnel expenses	110,066	109,337	104,388
Occupancy	2,767	2,695	2,799
Equipment	9,917	8,101	6,895
Bad debt (recovery) expense	(2,000)	7,847	—
Amortization of intangible assets	1,172	692	692
Other operating expense	30,069	29,070	27,731
Total operating expense	151,991	157,742	142,505
Income from continuing operations, before income tax expense	38,759	23,445	34,464
Income tax expense	7,647	4,887	6,574
Net income from continuing operations	31,112	18,558	27,890
Income from discontinued operations, net of tax	4,004	610	2,169
Net income	$35,116	$19,168	$30,059

Basic earnings per share from continuing operations	$2.36	$1.37	$2.06
Basic earnings per share from discontinued operations	0.30	0.05	0.16
Basic earnings per share	$2.66	$1.42	$2.22

Diluted earnings per share from continuing operations	$2.31	$1.35	$2.02
Diluted earnings per share from discontinued operations	0.30	0.04	0.16
Diluted earnings per share	$2.61	$1.39	$2.18
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2025	2024	2023
Comprehensive Income:
Net income	$35,116	$19,168	$30,059
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	21,419	(1,931)	12,605
Tax effect	(5,099)	459	(3,000)
Reclassification adjustments for losses included in net income	3,534	45	173
Tax effect	(841)	(10)	(41)
ASC 715 pension adjustment	—	5,191	2,550
Tax effect	—	(1,235)	(607)
Foreign currency translation adjustments, net of tax	(576)	(238)	172
Other comprehensive income	18,437	2,281	11,852
Total comprehensive income	$53,553	$21,449	$41,911
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2025	2024	2023
Cash Flows From Operating Activities:
Net Income	$35,116	$19,168	$30,059
Less: net income from discontinued operations	4,004	610	2,169
Net income from continuing operations	$31,112	$18,558	$27,890
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,172	692	692
Net amortization of premium/discount on investment securities	974	3,591	4,472
Depreciation	6,029	5,033	3,954
Loss on sales of securities	3,534	45	173
Share-based compensation expense	4,186	3,052	4,007
Provision for (release of) credit losses	348	447	(550)
Increase in bank-owned life insurance	(1,870)	(1,165)	(1,161)
Increase (decrease) in current income tax liability	4,256	(192)	(1,766)
ASC 715 pension adjustment, net of tax	—	5,191	806
Increase in accounts receivable	(322)	(3,830)	(3,082)
Other operating activities, net	(10,611)	5,322	(49)
Net cash provided by operating activities - continuing operations	38,808	36,744	35,386
Net cash (used in) provided by operating activities - discontinued operations	(1,371)	2,205	1,551
Net cash provided by operating activities	37,437	38,949	36,937

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	129,857	60,126	111,583
Proceeds from maturities of securities available-for-sale	83,075	153,192	39,233
Purchases of securities available-for-sale	(435,237)	(119,744)	(15,332)
Net decrease (increase) in loans	20,772	(67,671)	68,588
Proceeds from sale of TEM business	18,000	—	—
Decrease (increase) in payments in advance of funding	44,016	(9,669)	94,914
Purchases of premises and equipment, net	(5,663)	(8,512)	(11,938)
Asset acquisition	—	(2,954)	—
Net cash (used in) provided by investing activities - continuing operations	(145,180)	4,768	287,048
Net cash used in investing activities - discontinued operations	(99)	(817)	(2,386)
Net cash (used in) provided by investing activities	(145,279)	3,951	284,662

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	262,204	(273,129)	(118,398)
Net (decrease) increase in interest-bearing demand and savings deposits	(46,025)	95,489	(34,106)
Net increase in time deposits	15,938	4,742	36,101
Net (increase) decrease in accounts and drafts receivable from customers	(13,519)	54,746	(14,872)
Net (decrease) increase in accounts and drafts payable	(4,753)	76,341	5,407
Cash dividends paid	(16,511)	(16,463)	(15,959)
Purchase of common shares for treasury	(25,988)	(7,248)	(5,773)
Other financing activities, net	(1,299)	(1,684)	(834)
Net cash provided by (used in) financing activities - continuing operations	170,047	(67,206)	(148,434)
Net cash (used in) provided by financing activities - discontinued operations	(19,665)	1,566	(1,639)
Net cash provided by (used in) financing activities	150,382	(65,640)	(150,073)
Net increase (decrease) in cash and cash equivalents	42,540	(22,740)	171,526
Cash and cash equivalents at beginning of year	349,728	372,468	200,942
Cash and cash equivalents at end of year	$392,268	$349,728	$372,468

Supplemental cash flow information:
Cash paid for interest	$16,386	$20,227	$15,697
Cash paid for income taxes	5,136	5,509	9,300
Supplemental noncash disclosures:
Contingent consideration for asset acquisition	$—	$3,500	$—
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2022	$7,753	$207,422	$131,682	$(81,211)	$(59,321)	$206,325

Net income			30,059			30,059
Cash dividends ($1.17 per share)			(15,959)			(15,959)
Issuance of 84,366 common shares pursuant to share-based compensation plan, net		(3,334)		2,616		(718)
Exercise of SARs		(238)		122		(116)
Share-based compensation expense		4,157		(18)		4,139
Purchase of 150,541 common shares				(5,773)		(5,773)
Other comprehensive income					11,852	11,852
Balance, December 31, 2023	$7,753	$208,007	$145,782	$(84,264)	$(47,469)	$229,809

Net income			19,168			19,168
Cash dividends ($1.21 per share)			(16,463)			(16,463)
Issuance of 126,336 common shares pursuant to share-based compensation plan, net		(5,613)		3,929		(1,684)
Share-based compensation expense		3,199		(32)		3,167
Purchase of 167,455 common shares				(7,248)		(7,248)
Other comprehensive income					2,281	2,281
Balance, December 31, 2024	$7,753	$205,593	$148,487	$(87,615)	$(45,188)	$229,030

Net income			35,116			35,116
Cash dividends ($1.25 per share)			(16,511)			(16,511)
Issuance of 122,127 common shares pursuant to share-based compensation plan, net		(2,862)		1,563		(1,299)
Share-based compensation expense		4,321		(108)		4,213
Purchase of 617,415 common shares				(25,988)		(25,988)
Other comprehensive income					18,437	18,437
Balance, December 31, 2025	$7,753	$207,052	$167,092	$(112,148)	$(26,751)	$242,998
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
Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2024 and 2023 consolidated financial statements have been reclassified to conform to the 2025 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.
Financial results have been presented on a continuing operations basis for all periods shown, unless otherwise indicated. As such, amounts related to components of the business that meet the criteria for classification as discontinued operations have been excluded from continuing operations and reported separately. Additional information regarding the Company’s discontinued operations for the years ended 2025 and 2024, including the nature of the divestitures and their impact on the consolidated financial statements, is provided in Note 2 to the consolidated financial statements.
Use of Estimates The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowance for credit losses; the valuation of deferred tax assets, fixed assets, investments, lease liabilities and right-of-use assets, and share-based compensation; and reserves for employee benefit obligations, income tax uncertainties, and other contingencies.
Cash and Cash Equivalents For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold and other short-term investments to be cash and cash equivalents.
Investment Securities The Company classifies its investment securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. Securities are periodically evaluated for credit losses in accordance with the guidance provided in FASB ASC Topic 326, Financial Instruments – Credit Losses ("ASC 326").
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
Goodwill and Intangible Assets Goodwill and intangible assets have resulted from the excess purchase price over the estimated fair value of net assets acquired in a business combination. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives.
Periodically, the Company reviews finite intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable. Based on those reviews, adjustments of recorded amounts have not been required.
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
Comprehensive Income Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investment securities and pension liability adjustments and is presented in the accompanying consolidated statements of shareholders' equity and consolidated statements of comprehensive income.
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
Share-Based Compensation The Company follows ASC 718, Accounting for Stock Options and Other Share-based Compensation (“ASC 718”), which requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. ASC 718 also requires that excess tax benefits related to stock option exercises and restricted stock awards be reflected as financing cash inflows instead of operating cash inflows.
Pension Plans The amounts recognized in the consolidated financial statements related to the pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled and mortality rates. These assumptions are updated annually and are disclosed in Note 11. The Company follows ASC 715, Compensation – Retirement Benefits (“ASC 715”), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end. As further described in Note 11 to the consolidated financial statements, the Company terminated its noncontributory defined-benefit pension plan during 2024.
Fair Value Measurements The Company follows the provisions of ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and outlines disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy for valuation techniques is used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. Financial instrument valuations are considered Level 1 when they are based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instrument valuations use quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Financial instrument valuations are considered Level 3 when they are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable, and when determination of the fair value requires significant management judgment or estimation. The Company records investment securities available for sale at their fair values on a recurring basis using Level 2 valuations. Additionally, the Company records individually evaluated credits and other real estate owned at their fair value on a nonrecurring basis. The nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or impairment write-downs of individual assets.

Impact of New and Not Yet Adopted Accounting Pronouncements
In December 2023, the FASB issued 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. It also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. The adoption of ASU 2023-09 was effective for annual periods beginning after December 15, 2024 and can be seen in Note 14 to the consolidated financial statements.
In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for the Company for the fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. The Company does not expect adoption of ASU 2025-05 to have a material impact on its consolidated financial statements.
In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 clarified and modernized the accounting for costs related to internal-use software. The amendments in 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-06 on its consolidated financial statements.
In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow‑Scope Improvements ("ASU 2025-11"). ASU 2025-11 clarifies and enhances guidance under ASC 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. ASU 2025-11 will be effective for the Company for interim periods beginning in 2028, though early adoption is permitted. The Company does not expect the adoption of ASU 2025-11 to have a material impact on its consolidated financial statements.
Note 2
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

The Company has applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold related to the Company's TEM Business Unit as of and for the years ended December 31, 2025, 2024, and 2023, as applicable. The sale of the TEM Business Unit represents a strategic shift due to the Company completely exiting both the telecom expense management and managed mobility solutions businesses. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted. The TEM Business Unit is included in the Information Services operating segment.

The carrying amount of major classes of assets and liabilities included as part of discontinued operations at December 31, 2025 and 2024 were as follows:

	December 31,
(In thousands except share and per share data)	2025	2024
Assets
Premises and equipment, net	$—	$3,598
Goodwill	—	5,019
Other intangible assets, net	—	93
Other assets	—	5,703
Assets of discontinued operations	$—	$14,413

Liabilities
Accounts and drafts payable	—	19,665
Other liabilities	—	2,649
Liabilities of discontinued operations	$—	$22,314
Net income from discontinued operations for the years ended December 31, 2025, 2024, and 2023 is as follows:

	For the Years Ended December 31,
(In thousands except per share data)	2025	2024	2023
Fee Revenue and Other Income:
Processing fees	$7,630	$15,795	$17,837
Financial fees	888	713	646
Other	3,402	1,494	2,059
Gain on sale of TEM business	3,550	—	—
Total fee revenue and other income	15,470	18,002	20,542

Operating Expense:
Salaries and commissions	6,637	11,533	11,562
Share-based compensation	27	116	132
Other benefits	1,414	2,406	2,612
Total personnel expenses	8,078	14,055	14,306
Occupancy	408	751	761
Equipment	110	204	242
Amortization of intangible assets	18	45	88
Other operating	1,542	2,174	2,252
Total operating expense	10,156	17,229	17,649
Income from discontinued operations, before income tax expense	5,314	773	2,893
Income tax expense	1,310	163	724
Net income from discontinued operations	$4,004	$610	$2,169
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital and common equity Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2025 and 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.
The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2025, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, common equity Tier I risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Company has traditionally paid a quarterly cash dividend to its shareholders. Subsidiary dividends can be a significant source of funds for payment of dividends by the Company to its shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2025, unappropriated retained earnings of $31.1 million were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. In addition to regulatory requirements and considerations, any payment of dividends in the future will depend on the Company’s earnings, financial condition and other factors considered relevant by the Company’s Board of Directors.
There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2025 and 2024.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2025
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$262,792	15.95%	$131,837	8.00%	$ N/A	N/A %
Cass Commercial Bank	217,409	19.61	88,677	8.00	110,847	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	248,776	15.10	74,158	4.50	N/A	N/A
Cass Commercial Bank	203,943	18.40	49,881	4.50	72,050	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	248,776	15.10	98,878	6.00	N/A	N/A
Cass Commercial Bank	203,943	18.40	66,508	6.00	88,677	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	248,776	9.91	100,367	4.00	N/A	N/A
Cass Commercial Bank	203,943	14.48	56,357	4.00	70,446	5.00
At December 31, 2024
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$261,021	14.61%	$142,969	8.00%	$ N/A	N/A %
Cass Commercial Bank	207,519	17.68	93,911	8.00	117,389	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	247,354	13.84	80,420	4.50	N/A	N/A
Cass Commercial Bank	194,446	16.56	52,825	4.50	76,303	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	247,354	13.84	107,226	6.00	N/A	N/A
Cass Commercial Bank	194,446	16.56	70,433	6.00	93,911	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	247,354	10.57	93,625	4.00	N/A	N/A
Cass Commercial Bank	194,446	13.50	57,620	4.00	72,026	5.00

Note 4
Investment Securities
Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale at December 31, 2025 and 2024 are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of investment securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity investment securities are summarized as follows:

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$247,716	$3,228	$(10,733)	$240,211
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	503,599	2,144	(27,047)	478,696
Corporate bonds	30,895	—	(1,999)	28,896
Asset backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	23,294	—	(325)	22,969
Total	$805,504	$5,372	$(40,104)	$770,772

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$188,933	$4	$(16,973)	$171,964
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	267,359	11	(34,095)	233,275
Corporate bonds	95,841	3	(8,058)	87,786
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	35,575	—	(579)	34,996
Total	$587,708	$18	$(59,705)	$528,021
The fair values of securities with unrealized losses are as follows:

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$—	$—	$139,379	$10,733	$139,379	$10,733
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	148,111	1,733	155,353	25,314	303,464	27,047
Corporate bonds	—	—	28,896	1,999	28,896	1,999
Asset backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	22,969	325	22,969	325
Total	$148,111	$1,733	$346,597	$38,371	$494,708	$40,104

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$4,082	$8	$163,893	$16,964	$167,975	$16,972
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	85,272	2,086	139,676	32,009	224,948	34,095
Corporate bonds	7,901	99	66,860	7,960	74,761	8,059
Asset backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	30,575	579	30,575	579
Total	$97,255	$2,193	$401,004	$57,512	$498,259	$59,705
There were 204 investment securities, or 67.3%, in an unrealized loss position as of December 31, 2025 compared to 241 investment securities, or 96.0%, in an unrealized loss position as of December 31, 2024. The unrealized losses at December 31, 2025 were primarily attributable to changes in market interest rates after the investment securities were purchased. The Company does not currently intend to sell, and based on current conditions, the Company does not believe it will be required to sell these available-for-sale investment securities before the recovery of the amortized cost basis, which may be the maturity dates of the investment securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. Of these investment securities, 177, or 58.4%, were in an unrealized loss position for greater than 12 months at December 31, 2025. At December 31, 2025 and December 31, 2024, the Company had not recorded an allowance for credit losses on investment securities.
The amortized cost and fair value of debt and equity investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2025
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$6,757	$6,755
Due after 1 year through 5 years	73,493	70,979
Due after 5 years through 10 years	160,264	149,204
Due after 10 years	564,990	543,834
Total	$805,504	$770,772
There were no investment securities pledged to secure public deposits or for other purposes at December 31, 2025.
Proceeds from sales of investment securities classified as available-for-sale were $129.9 million in 2025, $60.1 million in 2024, and $111.6 million in 2023. Gross realized gains on the sales in 2025, 2024, and 2023 were $429,000, $4,000, and $187,000, respectively. Gross realized losses on the sales in 2025, 2024, and 2023 were $4.0 million, $49,000 and $360,000, respectively.
Note 5
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
A summary of loan categories is as follows:

	December 31,
(In thousands)	2025	2024
Commercial and industrial	$553,080	$559,262
Real estate:
Commercial:
Mortgage	97,567	119,194
Construction	12,943	9,134
Faith-based:
Mortgage	362,312	368,881
Construction	35,288	25,518
Other	27	—
Total loans	$1,061,217	$1,081,989
The following table presents the aging of loans by loan categories at December 31, 2025:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
Commercial and industrial	$549,310	$—	$—	$—	$3,770	$553,080
Real estate
Commercial:
Mortgage	94,345	—	—	—	3,222	97,567
Construction	12,943	—	—	—	—	12,943
Faith-based:
Mortgage	362,312	—	—	—	—	362,312
Construction	35,288	—	—	—	—	35,288
Other	27	—	—	—	—	27
Total	$1,054,225	$—	$—	$—	$6,992	$1,061,217

The following table presents the aging of loans by loan categories at December 31, 2024:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
Commercial and industrial	$559,262	$—	$—	$—	$—	$559,262
Real estate
Commercial:
Mortgage	119,194	—	—	—	—	119,194
Construction	9,134	—	—	—	—	9,134
Faith-based:
Mortgage	368,881	—	—	—	—	368,881
Construction	25,518	—	—	—	—	25,518
Total	$1,081,989	$—	$—	$—	$—	$1,081,989
The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2025:

(In thousands)	Loans Subject to Normal Monitoring(1)	Performing Loans Subject to Special Monitoring(2)	Nonperforming Loans Subject to Special Monitoring(2)	Total Loans
Commercial and industrial	$531,416	$17,894	$3,770	$553,080
Real estate
Commercial:
Mortgage	81,744	12,601	3,222	97,567
Construction	12,943	—	—	12,943
Faith-based:
Mortgage	358,691	3,621	—	362,312
Construction	35,288	—	—	35,288
Other	27	—	—	27
Total	$1,020,109	$34,116	$6,992	$1,061,217

(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk and have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a higher level of management attention.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2024:

(In thousands)	Loans Subject to Normal Monitoring(1)	Performing Loans Subject to Special Monitoring(2)	Nonperforming Loans Subject to Special Monitoring(2)	Total Loans
Commercial and industrial	$527,690	$31,572	$—	$559,262
Real estate
Commercial:
Mortgage	116,063	3,131	—	119,194
Construction	9,134	—	—	9,134
Faith-based:
Mortgage	352,356	16,525	—	368,881
Construction	25,518	—	—	25,518
Total	$1,030,761	$51,228	$—	$1,081,989

(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk and have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a higher level of management attention.
Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things. There were two loans modified during the year ended December 31, 2025 and no loans modified during the year ended December 31, 2024. Both loans modified during 2025 were paid off in full prior to December 31, 2025.
There were no modified loans that had a payment default during the years ended December 31, 2025 or 2024 and that had been modified due to the borrower experiencing financial difficulty within the 12 previous months preceding the default.
Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. There were no loans written off during the years ended December 31, 2025 or 2024.
The Company had three loans evaluated for expected credit losses on an individual basis as of December 31, 2025 and no loans evaluated for expected credit losses on an individual basis as of December 31, 2024.
There were no foreclosed loans recorded as other real estate owned as of December 31, 2025 or 2024.
A summary of the ACL by category for the period ended December 31, 2025 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Allowance for credit losses on loans:
Balance at December 31, 2024	$5,897	$1,023	$6,258	$217	$13,395
(Release of) provision for credit losses (1)	(64)	(134)	288	112	202
Balance at December 31, 2025	$5,833	$889	$6,546	$329	$13,597

(1)	For the year ended December 31, 2025, there was a provision for credit losses of $146,000 for unfunded commitments.

A summary of the ACL by category for the period ended December 31, 2024 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Allowance for credit losses on loans:
Balance at December 31, 2023	$5,412	$1,093	$6,476	$108	$13,089
Provision for (release of) credit losses (1)	485	(70)	(218)	109	306
Balance at December 31, 2024	$5,897	$1,023	$6,258	$217	$13,395

(1)	For the year ended December 31, 2024, there was a provision for credit losses of $141,000 for unfunded commitments.
As of December 31, 2025 and 2024, there were no loans to executive officers or directors, or their affiliates.
Note 6
Premises and Equipment
A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2025	2024
Land	$873	$873
Buildings	15,315	15,176
Leasehold improvements	1,566	1,444
Furniture, fixtures and equipment	17,242	16,325
Software	49,347	49,073
Total	84,343	82,891
Less accumulated depreciation	54,894	52,315
Total premises and equipment, net	$29,449	$30,576
Total depreciation charged to expense in 2025, 2024 and 2023 amounted to $6.0 million, $5.0 million, and $4.0 million, respectively.
Note 7
Acquired Intangible Assets
The Company accounts for intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that intangibles with indefinite useful lives be tested annually for impairment, or when management deems there is a triggering event, and those with finite useful lives be amortized over their useful lives.

Details of the Company’s intangible assets are as follows:

	December 31, 2025		December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer lists	$6,215	$(5,003)	$6,314	$(4,729)
Software	5,512	(3,244)	5,412	(2,358)
Trade Name	373	(125)	373	(98)
Indefinite-lived intangible assets:
Goodwill	16,164	—	16,333	—
Total intangible assets	$28,264	$(8,372)	$28,432	$(7,185)
Customer lists are amortized over 5 years to 10 years, software over 3 years to 7 years, and trade name over 10 years to 20 years. Amortization of intangible assets amounted to $1.2 million and $692,000 for the years ended December 31, 2025, and 2024, respectively. Estimated future amortization of intangibles is $1.0 million in 2026, $730,000 in 2027 and 2028, $699,000 in 2029, and $197,000 in 2030.
Note 8
Interest-Bearing Deposits

Interest-bearing deposits consist of the following:

	December 31,
(In thousands)	2025	2024
Interest-bearing demand deposits	$583,375	$628,328
Savings deposits	5,822	6,894
Time deposits:
Less than $100	2,702	5,376
$100 to less than $250	69,534	54,411
$250 or more(1)	25,166	21,677
Total	$686,599	$716,686
Weighted average interest rate	1.73%	2.51%
(1)The scheduled maturities of time deposits not covered by deposit insurance consist of $24.4 million within one year and $778,000 within one to three years.
Interest expense consists of the following:

	December 31,
(In thousands)	2025	2024	2023
Interest-bearing demand deposits	$13,153	$17,029	$14,056
Savings deposits	92	116	113
Time deposits:
Less than $100	85	226	153
$100 to less than $250	2,175	2,290	1,411
$250 or more	813	597	417
Total	$16,318	$20,258	$16,150

The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2025		2024
(In thousands)	Amount	Percent of Total	Amount	Percent of Total
Due within:
One year	$95,778	98.3%	$75,628	92.7%
Two years	1,547	1.6%	5,749	7.1%
Three years	10	—%	26	0.1%
Four years	63	0.1%	—	—%
Five years	4	—%	61	0.1%
Total	$97,402	100.0%	$81,464	100.0%
Note 9
Unused Available Lines of Credit
As of December 31, 2025, the Bank had unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of December 31, 2025, the Bank had secured lines of credit with the Federal Home Loan Bank of $239.9 million collateralized by commercial mortgage loans. As of December 31, 2025, the Company had lines of credit from three banks up to a maximum of $225.0 million in aggregate collateralized by state and political subdivision investment securities. There were no amounts outstanding as of December 31, 2025 and 2024 under any of the lines of credit.
Note 10
Common Stock and Earnings per Share
The table below shows activity in the outstanding shares of the Company’s common stock during 2025.

2025
Shares outstanding at January 1	13,504,104
Issuance of common stock:
Employee restricted stock units vested	16,008
Performance-based stock vested	55,348
Employee restricted stock surrendered for tax obligations	(37,925)
Shares repurchased	(617,415)
Shares forfeited	(2,483)
Shares outstanding at December 31	12,917,637
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding.

The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data)	2025	2024	2023
Basic:
Net income from continuing operations	$31,112	$18,558	$27,890
Net income from discontinued operations	4,004	610	2,169
Net income	$35,116	$19,168	$30,059
Weighted-average common shares outstanding	13,181,884	13,501,930	13,530,005
Basic earnings per share from continuing operations	$2.36	$1.37	$2.06
Basic earnings per share from discontinued operations	$0.30	$0.05	$0.16
Basic earnings per share	$2.66	$1.42	$2.22
Diluted:
Net income from continuing operations	$31,112	$18,558	$27,890
Net income from discontinued operations	4,004	610	2,169
Net income	$35,116	$19,168	$30,059
Weighted-average common shares outstanding	13,181,884	13,501,930	13,530,005
Effect of dilutive restricted stock and stock appreciation rights	281,415	275,641	286,011
Weighted-average common shares outstanding assuming dilution	13,463,299	13,777,571	13,816,016
Diluted earnings per share from continuing operations	$2.31	$1.35	$2.02
Diluted earnings per share from discontinued operations	$0.30	$0.04	$0.16
Diluted earnings per share	$2.61	$1.39	$2.18
Note 11
Employee Benefit Plans
Defined Benefit Plan
The Company maintained a noncontributory defined-benefit pension plan (the “Plan”), covering eligible employees. The Plan was closed to new participants effective December 31, 2016, and Plan benefits were frozen as of February 28, 2021. The Company terminated the Plan during 2024.

A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

(In thousands)	2025	2024
Projected benefit obligation:
Balance, January 1	$784	$87,127
Interest cost	—	4,280
Actuarial (gain) loss	—	(6,047)
Benefits paid	(784)	(84,576)
Balance, December 31	$—	$784
Plan assets:
Fair value, January 1	$2,129	$86,754
Actual investment return	60	996
Expenses paid from plan assets	(209)	(1,045)
Transfer to defined contributions plan	(1,196)	—
Benefits paid	(784)	(84,576)
Fair value, December 31	$—	$2,129
Funded status:
Accrued pension asset (liability)	$—	$1,345
For 2024, the projected benefit obligation represents actual benefit payments made during the first quarter of 2025. During the fourth quarter of 2024, the plan liabilities were settled with lump sum payments and the purchase of annuity contracts. The remaining projected benefit obligation at December 31, 2024 represented benefit payments to be made to retirees prior to the administration of the Plan being taken over by the insurance company that assumed the annuity contracts in a sale from the Plan.
For 2024 and 2023, the Plan’s expected benefit cash flows were discounted using the FTSE Above Median Double-A Curve. For 2023, the Pri-2012 Mortality Table and MP-2022 Mortality Improvement Scale were used.

	2025	2024	2023
Weighted average discount rate	N/A	5.60%	5.05%
Rate of increase in compensation levels	N/A	N/A	N/A
The accumulated benefit obligation was $0 and $784,000 as of December 31, 2025 and 2024, respectively. The Company made no contributions during 2025 or 2024 to the Plan.
The Plan’s net periodic pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Interest cost on projected benefit obligations	—	4,280	4,314
Expected return on plan assets	—	(3,566)	(3,735)
Net amortization and deferral	—	3,458	154
Net periodic pension cost	$—	$4,172	$733

The following represent the major assumptions used to determine the net periodic pension cost of the Plan:

	2025	2024	2023
Weighted average discount rate	N/A	5.05%	5.25%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	N/A	6.00%	6.00%
As of December 31, 2024, the Plan assets of $2.1 million were fully invested in cash.
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
A summary of the activity in the SERP’s projected benefit obligation and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2025	2024
Benefit obligation:
Balance, January 1	$8,812	$9,501
Interest cost	463	450
Benefits paid	(656)	(382)
Actuarial loss (gain)	176	(757)
Balance, December 31	$8,795	$8,812
The following represent the major assumptions used to determine the projected benefit obligation of the SERP. For 2025, 2024 and 2023, the SERP’s expected benefit cash flows were discounted using the FTSE Above Median Double-A Curve.

	2025	2024	2023
Weighted average discount rate	5.15%	5.50%	4.95%
Rate of increase in compensation levels	N/A	N/A	N/A
The accumulated benefit obligation was $8.8 million as of December 31, 2025 and 2024, respectively. Since this is an unfunded plan, there are no plan assets. Benefits paid were $656,000 in 2025, $382,000 in 2024, and $400,000 in 2023. Expected future benefits payable by the Company over the next ten years are as follows:

Amount
2026	$792,000
2027	789,000
2028	785,000
2029	779,000
2030	771,000
2029-2033	$3,629,000

Net periodic benefit cost related to the SERP included the following components:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Service cost – benefits earned during the year	$—	$—	$—
Interest cost on projected benefit obligations	463	450	472
Net amortization and deferral	—	—	—
Net periodic pension cost	$463	$450	$472
The pretax amounts in accumulated other comprehensive loss for the SERP as of December 31, 2025 and 2024 were a net actuarial gain of $855,000 and $1.0 million, respectively.
The estimated pretax prior service cost and net actuarial gain in accumulated other comprehensive loss at December 31, 2025 expected to be recognized as components of net periodic benefit cost in 2026 for the SERP is $0.
The Company also maintains a noncontributory profit sharing program, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in personnel expense in the consolidated statements of income in 2025, 2024, and 2023 was $6.3 million, $4.5 million, and $5.8 million, respectively.
The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2025, 2024 and 2023 were $3.6 million, $3.6 million, and $4.6 million, respectively.

Note 12
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
Changes in restricted shares outstanding for the year ended December 31, 2025 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	254,808	$42.87
Granted	66,779	40.94
Vested	(43,526)	39.62
Forfeited	(4,518)	45.01
Balance at December 31, 2025	273,543	$42.88
During 2024 and 2023, 57,502 and 57,837 shares, respectively, were granted with weighted average per share market values at date of grant of $44.01 in 2024 and $44.61 in 2023. The fair value of such shares are based on the market price on the date of grant. Amortization of restricted stock bonus awards totaled $2.4 million for 2025, $2.1 million for 2024 and $2.1 million for 2023. As of December 31, 2025, the total unrecognized compensation expense related to non-vested restricted stock awards was $1.6 million, and the related weighted average period over which it is expected to be recognized is approximately 0.97 years. The total fair value of shares vested during the years ended December 2025, 2024, and 2023 was $1.7 million, $1.6 million, and $1.3 million, respectively.
Performance-Based Restricted Stock
The Company has granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over a three-year cliff vest period. The number of shares issued ranges from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period.
The following is a summary of the activity of the PBRS, based on 100% of target value, for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	158,428	$43.87
Granted	56,339	41.45
Vested	(55,848)	39.58
Forfeited	(7,139)	44.53
Balance at December 31, 2025	151,780	$44.52

The PBRS that vested during the year ended December 31, 2025 achieved weighted average financial goals of 99.1% of target, resulting in the issuance of 55,348 shares of common stock. The PBRS that vested during the year ended December 31, 2024 achieved weighted average financial goals of 135.4% of target, resulting in the issuance of 68,834 shares of common stock. The outstanding PBRS at December 31, 2025 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
Note 13
Other Operating Expense
Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2025	2024	2023
Promotional expense	$3,072	$2,774	$2,608
Outside service fees	9,531	8,761	8,471
Data processing services	5,906	5,879	6,534
Other	11,560	11,656	10,118
Total other operating expense	$30,069	$29,070	$27,731
Note 14
Income Taxes
The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
(In thousands)	2025	2024	2023
Current:
Federal	$140	$5,162	$5,964
State	240	612	1,087
Foreign	71	160	(193)
Deferred:
Federal	6,244	(891)	(242)
State	952	(156)	(42)
Total income tax expense	$7,647	$4,887	$6,574
Income tax expense (benefit) broken out between Federal, state and foreign is as follows:

	For the Years Ended December 31,
(In thousands)	2025	2024	2023
Federal	$6,384	$4,271	$5,722
State	1,192	456	1,045
Foreign	71	160	(193)
Total income tax expense	$7,647	$4,887	$6,574

The Company adopted ASU 2023-09 on a prospective basis on January 1, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the expected income tax expense (benefit) and effective tax rate, computed by applying the effective statutory rate of 21% for the year ended December 31, 2025 as follows:

	For the Year Ended December 31, 2025
(In thousands)	Amount	Percent
U.S federal statutory tax rate	$8,112	21.0%
State and local income taxes, net of federal income tax effect (1)	942	2.4%
Foreign tax effects	71	0.2%
Tax credits	(431)	(1.1)%
Nontaxable or nondeductible items:
Tax-exempt income	(1,246)	(3.3)%
Share-based compensation adjustment	160	0.4%
Other, net	39	0.1%
Total income tax expense	$7,647	19.7%

(1)	State taxes in Missouri and California made up the majority (greater than 50%) of the tax effect in this category.

The following table presents the required disclosures prior to the Company's adoption of ASU 2023-09 and reconciles the expected income tax expense (benefit), computed by applying the effective federal statutory rate of 21% for each year to income before income tax expense is as follows:

	For the Years Ended
(In thousands)	2024	2023
Expected income tax expense	$4,898	$7,278
(Reductions) increases resulting from:
Tax-exempt income	(1,045)	(1,104)
State taxes, net of federal benefit	355	801
Share-based compensation adjustment	316	298
Early surrender of bank-owned life insurance	279	—
Federal tax credits	(397)	(643)
Other, net	481	(56)
Total income tax expense	$4,887	$6,574

Income tax expense in 2025 totaled $7.6 million compared to $4.9 million in 2024 and $6.6 million in 2023. When measured as a percent of pre-tax income, the Company’s effective tax rate was 19.7% in 2025, 20.8% in 2024, and 19.1% in 2023.

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$3,236	$3,188
Supplemental executive retirement plan accrual	2,286	2,345
Stock compensation	2,819	2,623
Unrealized loss on investment securities available-for-sale (1)	8,266	14,205
Research and development expenses	—	760
Lease liability	1,073	1,774
Other	497	718
Total deferred tax assets	$18,177	$25,613
Deferred tax liabilities:
Premises and equipment	$(988)	$(986)
ASC 715 supplemental executive retirement plan asset	(249)	(249)
Research and development expenses	(4,711)	—
Intangible assets	(968)	(1,900)
Right of use asset	(1,038)	(1,677)
Prepaid expenses	(991)	(936)
Other	(541)	(391)
Total deferred tax liabilities	$(9,486)	$(6,139)
Net deferred tax assets	$8,691	$19,474
(1)The deferred tax asset associated with the unrealized losses on investment securities is mainly a result of changes in interest rates, and the unrealized losses are considered to be temporary as the fair value is expected to recover as the investment securities approach their respective maturity dates. The issuers of the investment securities are of high credit quality and all principal amounts are expected to be paid when the investment securities mature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery.
A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2025 or 2024, due to management’s belief that it is more likely than not that the deferred tax asset is realizable.
The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

(In thousands)	2025	2024	2023
Balance at January 1	$1,257	$1,397	$1,252
Changes in unrecognized tax benefits as a result of tax positions taken during a prior year	(52)	(151)	99
Changes in unrecognized tax benefits as a result of tax position taken during the current year	181	262	300
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(195)	(251)	(254)
Balance at December 31	$1,191	$1,257	$1,397
At December 31, 2025, 2024 and 2023, the balances of the Company’s unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate were $1.2 million, $1.1 million and $1.3 million, respectively. These amounts are net of the offsetting expense from other taxing jurisdictions.

As of December 31, 2025, 2024 and 2023, the Company had $183,000, $70,000 and $117,000, respectively, in accrued interest related to unrecognized tax benefits.
The Company is subject to income tax in the U.S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. The Company’s federal income tax returns for tax years 2022, 2023 and 2024 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2021 through 2024.

The Company adopted ASU 2023-09 on a prospective basis on January 1, 2025. The following table represents net income taxes paid (refunded), disaggregated by federal, state, and foreign taxes, including income taxes paid (refunded) in individual jurisdictions that are equal to or greater than 5% of total income taxes paid:

For the Year Ended December 31,
(In thousands)	2025
U.S. federal income taxes paid	$4,103
State income taxes paid
California income taxes paid	290
Other state income taxes paid	645
Total state income taxes paid	935
Total foreign income taxes paid	98
Total income taxes paid	$5,136
Note 15
Disclosures about Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2025		2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$392,268	$392,268	$349,728	$349,728
Investment securities	770,772	770,772	528,021	528,021
Loans, net	1,047,620	1,044,045	1,068,594	1,046,406
Accrued interest receivable	9,170	9,170	7,979	7,979
Total	$2,219,830	$2,216,255	$1,954,322	$1,932,134

Balance sheet liabilities:
Deposits	$1,200,033	$1,200,033	$967,916	$967,916
Accounts and drafts payable	1,124,858	1,124,858	1,129,610	1,129,610
Accrued interest payable	606	606	666	666
Total	$2,325,497	$2,325,497	$2,098,192	$2,098,192
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and Cash Equivalents The carrying amount approximates fair value.
Investment Securities The fair value is measured on a recurring basis using Level 2 valuations. Refer to Note 4 - Investment Securities, for fair value and unrealized gains and losses by investment type.

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
Note 16
Commitments and Contingencies
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2025, an allowance for unfunded commitments of $419,000 had been recorded, as compared to $273,000 at December 31, 2024. See Note 1 "Summary of Significant Accounting Policies" for information related to CECL.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The approximate remaining terms of commercial and standby letters of credit range from less than one year to five years. Since these financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.
The following table shows commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2025	2024
Commitments to extend credit	$172,728	$247,362
Standby letters of credit	12,794	12,005
Commercial letters of credit	782	400

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
On March 28, 2025, the Company and Rubicon, in order to fully resolve the above matters, signed a Settlement Agreement and Mutual Release whereby Rubicon made an initial payment to the Company of $2.0 million. The Company recorded a bad debt recovery of $2.0 million in the consolidated statement of income for the year ended December 31, 2025 upon receipt of the initial payment of $2.0 million. Rubicon also agreed to a fully amortizing, interest-bearing Promissory Note of $5.0 million, with annual payments, maturing July 1, 2029. The Company will record any future payments received in accordance with the Settlement Agreement and Mutual Release as a bad debt recovery when cash is received.
Note 17
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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope for the years ended December 31, 2025, 2024 and 2023.

	For the Years Ended December 31,
(In thousands)	2025	2024	2023
Fee revenue and other income
In-scope of ASC 606
Processing fees	$66,129	$66,061	$59,670
Financial fees	40,398	42,584	45,339
Information services payment and processing revenue	106,527	108,645	105,009
Bank service fees	1,470	1,284	1,063
Fee revenue (in-scope of ASC 606)	107,997	109,929	106,072
Other income (out-of-scope of ASC 606)	5,395	3,963	4,026
Loss on sale of investment securities	(3,534)	(45)	(173)
Total fee revenue and other income	$109,858	$113,847	$109,925

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
The Information Services segment provides transportation, energy, telecommunication, and environmental invoice processing and payment services to large corporations. In addition, this segment provides church management software and on-line generosity services primarily for faith-based ministries. As discussed in Note 2 to the consolidated financial statements, the Company applied discontinued operations accounting to the assets and liabilities being sold related to the TEM Business Unit as of and for the years ended December 31, 2025, 2024 and 2023, as applicable. The TEM Business Unit is included in the Information Services operating segment. The Banking Services segment provides banking services primarily to privately held businesses, franchise restaurants and faith-based ministries, as well as supporting the banking needs of the Information Services segment.
The Company’s accounting policies for segments are the same as those described in Note 1 of this report. Management and the chief operating decision maker evaluate segment performance based on pre-tax income after allocations for corporate expenses. Transactions between segments are accounted for at what management believes to be fair value.
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
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2025, 2024 and 2023 is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
2025
Fee revenue and other income	$108,348	$2,730	$2,314	$113,392
Loss on sale of investment securities	—	—	(3,534)	(3,534)
Interest income	47,226	65,707	(15,367)	97,566
Interest expense	1,059	30,288	(15,021)	16,326
Provision for credit losses	—	348	—	348
Total net revenue	154,515	37,801	(1,566)	190,750

Personnel expenses	97,558	12,508	—	110,066
Occupancy	2,029	738	—	2,767
Equipment	8,880	1,037	—	9,917
Bad debt recovery	(2,000)	—	—	(2,000)
Intersegment expense (income)	3,472	(3,472)	—	—
Other operating expense	23,135	8,106	—	31,241
Total operating expense	133,074	18,917	—	151,991
Pretax income from continuing operations	21,441	18,884	(1,566)	38,759
Pretax income from discontinued operations	5,314	—	—	5,314

Goodwill	16,028	136	—	16,164
Other intangible assets, net	3,728	—	—	3,728
Total assets	1,703,875	1,149,731	(247,582)	2,606,024
Average funding sources	$1,396,388	$769,141	$—	$2,165,529

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
2024
Fee revenue and other income	$109,779	$2,643	$1,470	$113,892
Loss on sale of investment securities	—	—	(45)	$(45)
Interest income	40,316	59,568	(11,839)	$88,045
Interest expense	1,540	33,496	(14,778)	20,258
Provision for credit losses	—	447	—	447
Total net revenue	148,555	28,268	4,364	181,187

Personnel expenses	95,969	13,368	—	109,337
Occupancy	2,004	691	—	2,695
Equipment	6,762	1,339	—	8,101
Bad debt expense	7,847	—	—	7,847
Intersegment expense (income)	3,896	(3,896)	—	—
Other operating expense	20,883	8,879	—	29,762
Total operating expense	137,361	20,381	—	157,742
Pretax income from continuing operations	11,194	7,887	4,364	23,445
Pretax income from discontinued operations	773	—	—	773

Goodwill	16,197	136	—	16,333
Other intangible assets, net	4,914	—	—	4,914
Total assets	1,720,321	1,143,548	(468,788)	2,395,081
Average funding sources	$1,276,335	$782,714	$—	$2,059,049

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
2023
Fee revenue and other income	$106,224	$2,713	$1,161	$110,098
Loss on sale of investment securities	—	—	(173)	(173)
Interest income	39,899	54,696	(11,835)	82,760
Interest expense	1,191	28,029	(12,954)	16,266
Release of credit losses	—	(550)	—	(550)
Total net revenue	144,932	29,930	2,107	176,969

Personnel expenses	92,480	11,908	—	104,388
Occupancy	2,104	695	—	2,799
Equipment	6,048	847	—	6,895
Intersegment expense (income)	4,270	(4,270)	—	—
Other operating expense	20,005	8,418	—	28,423
Total operating expense	124,907	17,598	—	142,505
Pretax income from continuing operations	20,025	12,332	2,107	34,464
Pretax income from discontinued operations	2,893	—	—	2,893

Goodwill	12,168	136	—	12,304
Other intangible assets, net	3,192	—	—	3,192
Total assets	1,586,388	1,103,173	(210,939)	2,478,622
Average funding sources	$1,333,997	$810,903	$—	$2,144,900

Intersegment income (expense) primarily relates to payment processing fees paid by the Information Services segment to the Banking services segment. The Corporate elimination for total assets and interest income and interest expense primarily relates to allocated funds and related interest depending on funding needs of the operating segments.
Note 19
Leases
The Company leases certain premises under operating leases. As of December 31, 2025, the Company had lease liabilities of $4.5 million and right-of-use assets of $4.4 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Included in occupancy expense on the consolidated statements of income for 2025 was operating lease cost of $855,000, short-term lease cost of $203,000, and there was no variable lease cost. The Company paid cash of $826,000 for operating lease amounts included in the measurement of lease liabilities for the year ended December 31, 2025. No right-of-use assets were obtained in exchange for lease liabilities during the year ended December 31, 2025.
For the year ended December 31, 2025, the weighted average remaining lease term for the operating leases was 6.1 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.75%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised.

A maturity analysis of operating lease liabilities and undiscounted cash flows as of December 31, 2025 is as follows:

(In thousands)	December 31, 2025
Lease payments due
Less than 1 year	$826
1-2 years	821
2-3 years	769
3-4 years	714
4-5 years	726
Over 5 years	1,048
Total undiscounted cash flows	4,904
Discount on cash flows	395
Total lease liability	$4,509
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2025. At December 31, 2025, the Company did not have any leases that had not yet commenced.
Note 20
Subsequent Events
In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2025, and there were no other events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 21
Condensed Financial Information of Parent Company
Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets December 31,
(In thousands)	2025	2024
Assets
Cash and due from banks	$16,302	$242,693
Short-term investments	22,507	50,410
Investment securities available-for-sale, at fair value	708,710	428,422
Loans, net	47,236	53,841
Payments in advance of funding	164,514	208,530
Investments in subsidiaries	206,012	194,102
Premises and equipment, net	29,086	30,311
Investments in bank-owned life insurance	52,195	50,325
Goodwill	16,027	16,197
Other intangible assets, net	3,728	4,914
Accounts and drafts receivable from customers	69,425	55,906
Other assets	41,955	51,169
Assets from discontinued operations	$—	$14,413
Total assets	$1,377,697	$1,401,233
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	$1,116,251	$1,123,995
Other liabilities	18,448	25,894
Liabilities from discontinued operations	—	22,314
Total liabilities	1,134,699	1,172,203
Total shareholders’ equity	242,998	229,030
Total liabilities and shareholders’ equity	$1,377,697	$1,401,233

	Condensed Statements of Income For the Years Ended December 31,
(In thousands)	2025	2024	2023
Equity in undistributed income of subsidiaries	$9,817	$2,349	$19,281
Dividends received from subsidiaries	20,000	20,000	7,500
Income from subsidiaries – management fees	4,285	4,304	4,230
Processing fees	63,897	64,492	59,382
Financial fees	39,038	41,252	43,790
Other	1,830	2,991	1,745
Net interest income after provision for (release of) credit losses	27,299	20,466	19,287
Total revenue	166,166	155,854	155,215
Expenses:
Salaries and employee benefits	94,878	92,514	90,809
Other expenses	41,692	47,465	37,095
Total expenses	136,570	139,979	127,904
Income from continuing operations, before income tax expense	29,596	15,875	27,311
Income tax benefit	(1,516)	(2,683)	(579)
Net income from continuing operations	$31,112	$18,558	$27,890
Income from discontinued operations, net of tax	$4,004	$610	$2,169
Net income	$35,116	$19,168	$30,059

	Condensed Statements of Cash Flows For the Years Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$35,116	$19,168	$30,059
Less: net income from discontinued operations	4,004	610	2,169
Net income from continuing operations	31,112	18,558	27,890
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(9,817)	(2,349)	(19,281)
Net change in other assets	2,100	(7,999)	(3,907)
Net change in other liabilities	(7,447)	2,143	(2,449)
Share-based compensation expense	4,186	3,052	4,007
Other, net	10,418	12,485	9,958
Net cash provided by operating activities - continuing operations	30,552	25,890	16,218
Net cash (used in) provided by operating activities - discontinued operations	(1,371)	2,206	1,551
Net cash provided by operating activities	29,181	28,096	17,769
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	105,870	33,130	86,722
Proceeds from maturities of investment securities available-for-sale	67,591	49,712	23,032
Purchases of investment securities available-for-sale	(435,237)	(119,744)	(15,332)
Net decrease in loans	6,605	16,992	3,977
Proceeds from sale of TEM business	18,000	—	—
Net decrease (increase) in payments in advance of funding	44,016	(9,669)	94,914
Purchases of premises and equipment, net	(5,494)	(8,469)	(11,876)
Asset acquisition	—	(2,954)	—
Net cash (used in) provided by investing activities - continuing operations	(198,649)	(41,002)	181,437
Net cash used in investing activities - discontinued operations	(99)	(817)	(2,386)
Net cash (used in) provided by investing activities	(198,748)	(41,819)	179,051
Cash flows from financing activities:
Net (increase) decrease in accounts and drafts receivable from customers	(13,519)	54,746	(14,872)
Net (decrease) increase in accounts and drafts payable	(7,745)	72,757	13,514
Cash dividends paid	(16,511)	(16,463)	(15,959)
Purchase of common shares for treasury	(25,988)	(7,248)	(5,773)
Other financing activities, net	(1,299)	(1,704)	(834)
Net cash (used in) provided by financing activities - continuing operations	(65,062)	102,088	(23,924)
Net cash (used in) provided by financing activities - discontinued operations	(19,665)	1,566	(1,639)
Net cash (used in) provided by financing activities	(84,727)	103,654	(25,563)
Net (decrease) increase in cash and cash equivalents	(254,294)	89,931	171,257
Cash and cash equivalents at beginning of year	293,103	203,172	31,915
Cash and cash equivalents at end of year	$38,809	$293,103	$203,172

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cass Information Systems, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three‑year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the qualitative risk factors related to the allowance for credit losses on loans evaluated on a collective basis
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses as of December 31, 2025 was $13.6 million, of which $13.5 million was related to the allowance for credit losses on loans evaluated on a collective basis (the “collective ACL”). The December 31, 2025 collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. The Company estimated the collective ACL using a weighted-average remaining maturity (“WARM”) model that utilizes expected annual remaining loan balance, historical loss rates, a reasonable and supportable forecast, and reversion adjustments. Additionally, the collective ACL includes subjective qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. Given the Company’s recent historical loss experience, the impact of the qualitative risk factors related to the collective ACL is a substantial percentage of the overall collective ACL. These qualitative risk factors may increase or reduce reserve levels and include adjustments for assumptions related to loan concentrations, lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, value of underlying collateral, and loan portfolio growth.
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
March 6, 2026

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025, is included below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cass Information Systems, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Cass Information Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity, for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 6, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
St. Louis, Missouri
March 6, 2026

ITEM 9B. OTHER INFORMATION
a.None.
b.During the three months ended December 31, 2025, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangements" or any "non-Rule 10b5-1 trading arrangement," as such terms are defined under Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this Item 10 is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors – Proposal 1,” “Executive Compensation and Related Information.”

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

The Company has adopted a Treatment and Use of Confidential Information and Prohibition of Insider Trading Policy that governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Certain information required pursuant to this Item 11 is incorporated herein by reference to the sections entitled “Election of Directors – Proposal 1” and “Executive Compensation and Related Information” of the Company’s 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required pursuant to this Item 12 is incorporated herein by reference to the section entitled “Beneficial Ownership of Securities” of the Company’s 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
Securities Authorized for Issuance under Equity Compensation Plans
The following information is as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	249,884	$42.20	745,317

Equity compensation plans not approved by security holders	—	—	—
Total	249,884	$42.20	745,317
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
(2)Includes restricted stock units, restricted stock, and performance-based stock. Performance-based stock is included assuming 100% attainment of the targets. The actual number of shares of performance-based stock to be awarded at the end of applicable performance periods ranges from 0% to 150% of the target amount awarded depending on the Company’s achievement of pre-established financial goals.
(3)Amount disclosed relates to the shares available for issuance under the 2023 Omnibus Plan. The Prior Plan terminated in accordance with its terms on April 17, 2023, and no shares reserved for issuance under the Prior Plan will be made available for future awards under the 2023 Omnibus Plan.
Refer to Note 12 to the consolidated financial statements for information concerning the Prior Plan and 2023 Omnibus Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is incorporated herein by reference to the section entitled “Election of Directors – Proposal 1” of the Company’s 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning our principal accountant’s fees and services is incorporated herein by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Proposal 3” of the Company’s 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated by reference in or filed as an exhibit to this report:

	(1) and	(2)	Financial Statements and Financial Statement Schedules
Included in Item 8 of this report.

		(3)	Exhibits listed under (b) of this Item 15.

(b)	Exhibits

		3.1	Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.

		3.2	Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.

		3.3	Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006.

		3.4	Third Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on 8-K, filed with the SEC on January 24, 2025.

		4.1	Description of the Registrant’s securities, incorporated by reference to Exhibit 4.1 to the Annual report on Form 10-K filed with the SEC on February 28, 2020.

		10.1	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003.*

		10.2	Amended and Restated Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.*

		10.3	Amendment and Restatement of the Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

		10.4	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the year ended December 31, 2016.*

		10.5	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the year ended December 31, 2016.*

		10.6	Description of Cass Information Systems, Inc. Profit Sharing Program, incorporated by reference to Exhibit 10.7 to the annual report on Form 10-K for the year ended December 31, 2022*

		10.7	Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 21, 2023.*

10.8
Form of Restricted Stock Award Agreement for Employees under the Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on April 21, 2023.*

10.9
Form of Restricted Stock Award Agreement for Non-Employee Directors under the Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended March 31, 2023.*

10.10
Form of Restricted Stock Award Agreement for Employees under the Cass Information Systems, Inc. 2023 Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on January 24, 2025.*

		10.11	Exhibit 10.11 Form of Restricted Stock Award Agreements for Non-Employee Directors.

		10.12	Description of Cass Information Systems, Inc. Profit Sharing Program, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2025*

		19	Insider Trading Policy incorporated by reference to Exhibit 19 to the yearly report on Form 10-K for the year ended December 31, 2024*

		21	Subsidiaries of registrant.

		23	Consent of Independent Registered Public Accounting Firm.

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		97	Cass Information Systems, Inc. Clawback Policy

		101.INS	XBRL Instance Document.

		101.SCH	XBRL Taxonomy Extension Schema Document.

		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

		101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

		104	Cover Page Interactive Data File
*Management contract or compensatory plan arrangement
(c) None.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: March 6, 2026	By	/s/ Martin H. Resch
Martin H. Resch
President and CEO (Principal Executive Officer)

Date: March 6, 2026	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: March 6, 2026	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber

Date: March 6, 2026	By	/s/ Ralph W. Clermont
Ralph W. Clermont

Date: March 6, 2026	By	/s/ Robert A. Ebel
Robert A. Ebel

Date: March 6, 2026	By	/s/ Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: March 6, 2026	By	/s/ Wendy J. Henry
Wendy J. Henry

Date: March 6, 2026	By	/s/ James J. Lindemann
James J. Lindemann

Date: March 6, 2026	By	/s/ Ann W. Marr
Ann W. Marr

Date: March 6, 2026	By	/s/ Martin H. Resch
Martin H. Resch

Date: March 6, 2026	By	/s/ Sally H. Roth
Sally H. Roth

Date: March 6, 2026	By	/s/ Joseph D. Rupp
Joseph D. Rupp

Date: March 6, 2026	By	/s/ Randall L. Schilling
Randall L. Schilling

Date: March 6, 2026	By	/s/ Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.