Form 10-Q
period 2026-03-31
CASS INFORMATION SYSTEMS INC
filed 2026-05-05
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of May 1, 2026: Common stock, par value $.50 per share – 12,871,149 shares outstanding.

Forward-looking Statements - Factors That May Affect Future Results
This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2025 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands except Share and Per Share Data)

	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$34,921	$26,129
Short-term investments	209,422	366,139
Cash and cash equivalents	244,343	392,268
Investment securities available-for-sale, at fair value	785,343	770,772

Loans	1,088,730	1,061,217
Less: Allowance for credit losses	13,861	13,597
Loans, net	1,074,869	1,047,620
Payments in advance of funding	260,624	164,514
Premises and equipment, net	29,903	29,449
Investment in bank-owned life insurance	52,670	52,195
Goodwill	16,164	16,164
Other intangible assets, net	3,435	3,728
Accounts and drafts receivable from customers	4,950	69,425
Other assets	61,490	59,889
Total assets	$2,533,791	$2,606,024

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$406,113	$513,434
Interest-bearing	699,570	686,599
Total deposits	1,105,683	1,200,033
Accounts and drafts payable	1,000,154	1,124,858
Short-term borrowings	145,000	—
Other liabilities	41,162	38,135
Total liabilities	2,291,999	2,363,026

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at March 31, 2026 and December 31, 2025; 12,869,521 and 12,917,637 shares outstanding at March 31, 2026 and December 31, 2025, respectively.	7,753	7,753
Additional paid-in capital	206,807	207,052
Retained earnings	171,797	167,092
Common shares in treasury, at cost (2,636,251 shares at March 31, 2026 and 2,588,135 shares at December 31, 2025)	(114,366)	(112,148)
Accumulated other comprehensive loss	(30,199)	(26,751)
Total shareholders’ equity	241,792	242,998
Total liabilities and shareholders’ equity	$2,533,791	$2,606,024
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended March 31,
	2026	2025
Fee Revenue and Other Income:
Processing fees	$15,728	$16,469
Financial fees	10,431	9,961
Gain (loss) on sale of investment securities	5	(18)
Other	1,782	1,626
Total fee revenue and other income	27,946	28,038

Interest Income:
Interest and fees on loans	15,277	15,350
Interest and dividends on investment securities:
Taxable	5,595	3,515
Exempt from federal income taxes	1,400	632
Interest on federal funds sold and other short-term investments	2,832	3,893
Total interest income	25,104	23,390

Interest Expense:
Interest on deposits	3,828	4,116
Interest on short-term borrowings	60	—
Total interest expense	3,888	4,116
Net interest income	21,216	19,274
Provision for credit losses	61	905
Net interest income after provision for credit losses	21,155	18,369
Total net revenue	49,101	46,407

Operating Expense:
Salaries and commissions	19,268	19,663
Share-based compensation	1,439	1,241
Employee profit sharing	1,634	1,502
Other benefits	4,938	4,873
Total personnel expenses	27,279	27,279
Occupancy	681	721
Equipment	2,432	2,294
Amortization of intangible assets	293	293
Bad debt recovery	—	(2,000)
Other operating expense	7,533	6,943
Total operating expense	38,218	35,530
Income from continuing operations, before income tax expense	10,883	10,877
Income tax expense	2,144	2,326
Net income from continuing operations	8,739	8,551
Income from discontinued operations, net of tax	93	415
Net income	$8,832	$8,966

Basic earnings per share from continuing operations	$.68	$.64
Basic earnings per share from discontinued operations	.01	.03
Basic earnings per share	$.69	$.67

Diluted earnings per share from continuing operations	$.66	$.63
Diluted earnings per share from discontinued operations	.01	.03
Diluted earnings per share	$.67	$.66
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Comprehensive Income:
Net income	$8,832	$8,966
Other comprehensive income:
Net unrealized (loss) gain on securities available-for-sale	(4,956)	7,243
Tax effect	1,181	(1,724)
Reclassification adjustments for (gains) losses included in net income	(5)	18
Tax effect	1	(4)
Amortization of net loss on supplemental executive retirement plan	(189)	—
Tax effect	45	—
Foreign currency translation adjustments	475	141
Total comprehensive income	$5,384	$14,640
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$8,832	$8,966
Less: net income from discontinued operations	93	415
Net income from continuing operations	8,739	8,551
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	293	293
Net amortization of premium/discount on investment securities	(179)	465
Depreciation	1,441	1,401
(Gain) loss on sale of investment securities	(5)	18
Share-based compensation expense	1,439	1,241
Provision for credit losses	61	905
Increase in current income tax liability	1,717	2,382
Increase in accounts receivable	494	1,950
Other operating activities, net	456	3,652
Net cash provided by operating activities - continuing operations	14,456	20,858
Net cash provided by operating activities - discontinued operations	93	707
Net cash provided by operating activities	14,549	21,565

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available-for-sale	3,477	23,012
Proceeds from maturities of investment securities available-for-sale	19,469	15,820
Purchase of investment securities available-for-sale	(42,294)	(80,542)
Net increase in loans	(27,513)	(59,884)
(Increase) decrease in payments in advance of funding	(96,110)	33,204
Purchases of premises and equipment, net	(1,895)	(2,573)
Net cash used in investing activities - continuing operations	(144,866)	(70,963)
Net cash used in investing activities - discontinued operations	—	(62)
Net cash used in investing activities	(144,866)	(71,025)

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(107,321)	112,568
Net decrease in interest-bearing demand and savings deposits	(8,063)	(81,494)
Net increase in time deposits	21,034	1,085
Net decrease in accounts and drafts receivable from customers	64,475	15,440
Net increase in short-term borrowings	145,000	—
Net decrease in accounts and drafts payable	(124,704)	(113,286)
Cash dividends paid	(4,127)	(4,175)
Purchase of common shares for treasury	(2,919)	(5,076)
Other financing activities, net	(983)	(1,456)
Net cash used in financing activities - continuing operations	(17,608)	(76,394)
Net cash used in financing activities - discontinued operations	—	(3,200)
Net cash used in financing activities	(17,608)	(79,594)
Net decrease in cash and cash equivalents	(147,925)	(129,054)
Cash and cash equivalents at beginning of period	392,268	349,728
Cash and cash equivalents at end of period	$244,343	$220,674

Supplemental information:
Cash paid for interest	$4,063	$4,369
Cash paid for income taxes	22	49
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2024	$7,753	$205,593	$148,487	$(87,615)	$(45,188)	$229,030
Net income			8,966			8,966
Cash dividends ($0.31 per share)			(4,175)			(4,175)
Issuance of 95,114 common shares pursuant to share-based compensation plans, net		(3,122)		1,666		(1,456)
Share-based compensation expense		1,284		—		1,284
Purchase of 116,109 common shares				(5,076)		(5,076)
Other comprehensive gain					5,674	5,674
Balance, March 31, 2025	$7,753	$203,755	$153,278	$(91,025)	$(39,514)	$234,247

Balance, December 31, 2025	$7,753	$207,052	$167,092	$(112,148)	$(26,751)	$242,998
Net income			8,832			8,832
Cash dividends ($0.32 per share)			(4,127)			(4,127)
Issuance of 61,972 common shares pursuant to share-based compensation plans, net		(1,699)		716		(983)
Share-based compensation expense		1,454		(15)		1,439
Purchase of 64,802 common shares				(2,919)		(2,919)
Other comprehensive loss					(3,448)	(3,448)
Balance, March 31, 2026	$7,753	$206,807	$171,797	$(114,366)	$(30,199)	$241,792

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K").
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
The Company has applied discontinued operations accounting in accordance with Accounting Standards Codification, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities sold related to the Company's TEM Business Unit for the three months ended March 31, 2026, and 2025, as applicable. The sale of the TEM Business Unit represents a strategic shift due to the Company completely exiting both the telecom expense management and managed mobility solutions businesses. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted. The TEM Business Unit is included in the Information Services operating segment.

Income from discontinued operations, net of tax, for the three months ended March 31, 2026, and 2025 is as follows:

	Three Months Ended March 31,
(In thousands except per share data)	2026	2025
Fee Revenue and Other Income:
Processing fees	$—	$3,823
Financial fees	—	413
Other	733	382
Total fee revenue and other income	733	4,618

Operating Expense:
Salaries and commissions	433	2,756
Share-based compensation	—	43
Other benefits	72	616
Total personnel expenses	505	3,415
Occupancy	23	181
Equipment	—	51
Amortization of intangible assets	—	9
Other operating expense	81	434
Total operating expense	609	4,090
Income from discontinued operations, before income tax expense	124	528
Income tax expense	31	113
Net income from discontinued operations	$93	$415
Note 3 – Intangible Assets
The Company accounts for intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that intangibles with indefinite useful lives be tested annually for impairment, or when management deems there is a triggering event, and those with finite useful lives be amortized over their useful lives.
Details of the Company’s intangible assets are as follows:

	March 31, 2026		December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,215	$(5,067)	$6,215	$(5,003)
Software	5,512	(3,465)	5,512	(3,244)
Trade name	373	(133)	373	(125)
Unamortized intangible assets:
Goodwill	16,164	—	16,164	—
Total intangible assets	$28,264	$(8,665)	$28,264	$(8,372)
The customer lists are amortized over 5 to 10 years; software over 3 to 7 years; and the trade names over 10 to 20 years. Amortization of intangible assets amounted to $293,000 for both the three months ended March 31, 2026, and 2025, respectively. Estimated annual amortization of intangibles is $1.0 million in 2026, $730,000 in 2027 and 2028, $699,000 in 2029, and $197,000 in 2030.

Note 4 – Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding.
The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended March 31,
	2026	2025
Basic:
Net income from continuing operations	$8,739	$8,551
Net income from discontinued operations	93	415
Net income	$8,832	$8,966
Weighted-average common shares outstanding	12,874,755	13,398,183
Basic earnings per share from continuing operations	$0.68	$0.64
Basic earnings per share from discontinued operations	$0.01	$0.03
Basic earnings per share	$0.69	$0.67

Diluted:
Net income from continuing operations	$8,739	$8,551
Net income from discontinued operations	93	415
Net income	$8,832	$8,966
Weighted-average common shares outstanding	12,874,755	13,398,183
Effect of dilutive restricted stock	277,216	245,094
Weighted-average common shares outstanding assuming dilution	13,151,971	13,643,277
Diluted earnings per share from continuing operations	$0.66	$0.63
Diluted earnings per share from discontinued operations	$0.01	$0.03
Diluted earnings per share	$0.67	$0.66
Note 5 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, on November 6, 2025, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock with no expiration date. The Company repurchased 64,802 and 116,109 shares during the three months ended March 31, 2026 and 2025, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions. As of March 31, 2026, the Company had 810,168 shares remaining available for repurchase under the program.
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
The Information Services segment provides transportation, energy, telecommunication, and environmental invoice processing and payment services to large corporations. In addition, this segment provides church management software and on-line generosity services primarily for faith-based ministries. As discussed in Note 2 to the consolidated financial statements, the Company applied discontinued operations accounting to the assets and liabilities sold related to the TEM Business Unit for the three months ended March 31, 2026 and 2025, as applicable. The TEM Business Unit is included in the Information Services operating segment. The Banking Services segment provides banking services primarily to privately held businesses, franchise restaurants and faith-based ministries, as well as supporting the banking needs of the Information Services segment.
The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s 2025 Form 10-K. Management and the chief operating decision maker evaluates segment performance based on pre-tax income after allocations for corporate expenses. Transactions between segments are accounted for at what management believes to be fair value.
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
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.
Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2026:
Fee revenue and other income	$26,740	$724	$477	$27,941
Gain on sale of investment securities	—	—	5	5
Interest income	12,731	16,014	(3,641)	25,104
Interest expense	234	6,133	(2,479)	3,888
Provision for credit losses	—	61	—	61
Total net revenue	39,237	10,544	(680)	49,101

Personnel expenses	24,099	3,180	—	27,279
Occupancy	519	162	—	681
Equipment	2,155	277	—	2,432
Intersegment expense (income)	870	(870)	—	—
Other operating expense	5,766	2,060	—	7,826
Total operating expense	33,409	4,809	—	38,218
Pre-tax income from continuing operations	5,828	5,735	(680)	10,883
Pre-tax income from discontinued operations	124	—	—	124

Goodwill	16,028	136	—	16,164
Other intangible assets, net	3,435	—	—	3,435
Total assets	1,598,896	1,185,494	(250,599)	2,533,791
Average funding sources	$1,429,208	$797,496	$—	$2,226,704

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2025:
Fee revenue and other income	$27,006	$608	$442	$28,056
Loss on sale of investment securities	—	—	(18)	(18)
Interest income	10,565	16,204	(3,379)	23,390
Interest expense	267	7,710	(3,861)	4,116
Provision for credit losses	—	905	—	905
Total net revenue	37,304	8,197	906	46,407

Personnel expenses	24,121	3,158	—	27,279
Occupancy	527	194	—	721
Equipment	2,227	67	—	2,294
Bad debt recovery	(2,000)	—	—	(2,000)
Intersegment expense (income)	873	(873)	—	—
Other operating expense	5,066	2,170	—	7,236
Total operating expense	30,814	4,716	—	35,530
Pre-tax income from continuing operations	6,490	3,481	906	10,877
Pre-tax income from discontinued operations	528	—	—	528

Goodwill	16,028	136	—	16,164
Other intangible assets, net	4,622	—	—	4,622
Total assets	1,449,282	1,213,879	(344,704)	2,318,457
Average funding sources	$1,338,134	$767,276	$—	$2,105,410
Intersegment income (expense) primarily relates to payment processing fees paid by the Information Services segment to the Banking services segment. The Corporate elimination for total assets and interest income and interest expense primarily relates to allocated funds and related interest depending on funding needs of the operating segments.
Note 7 – Loans by Type
A summary of loans is as follows:

(In thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$577,873	$553,107
Real estate:
Commercial:
Mortgage	96,606	97,567
Construction	17,501	12,943
Faith-based:
Mortgage	356,369	362,312
Construction	40,381	35,288
Total loans	$1,088,730	$1,061,217

The following table presents the aging of loans past due by category at March 31, 2026 and December 31, 2025:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
March 31, 2026
Commercial and industrial	$577,873	$—	$—	$—	$—	$577,873
Real estate
Commercial:
Mortgage	93,467	—	—	—	3,139	96,606
Construction	17,501	—	—	—	—	17,501
Faith-based:
Mortgage	356,369	—	—	—	—	356,369
Construction	40,381	—	—	—	—	40,381
Total	$1,085,591	$—	$—	$—	$3,139	$1,088,730
December 31, 2025
Commercial and industrial	$549,337	$—	$—	$—	$3,770	$553,107
Real estate
Commercial:
Mortgage	94,345	—	—	—	3,222	97,567
Construction	12,943	—	—	—	—	12,943
Faith-based:
Mortgage	362,312	—	—	—	—	362,312
Construction	35,288	—	—	—	—	35,288
Total	$1,054,225	$—	$—	$—	$6,992	$1,061,217

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2026 and December 31, 2025:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
March 31, 2026
Commercial and industrial	$560,799	$17,074	$—	$577,873
Real estate
Commercial:
Mortgage	80,980	12,487	3,139	96,606
Construction	17,501	—	—	17,501
Faith-based:
Mortgage	353,189	3,180	—	356,369
Construction	40,381	—	—	40,381
Total	$1,052,850	$32,741	$3,139	$1,088,730
December 31, 2025
Commercial and industrial	$531,443	$17,894	$3,770	$553,107
Real estate
Commercial:
Mortgage	81,744	12,601	3,222	97,567
Construction	12,943	—	—	12,943
Faith-based:
Mortgage	358,691	3,621	—	362,312
Construction	35,288	—	—	35,288
Total	$1,020,109	$34,116	$6,992	$1,061,217

[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things. There were no loans modified during the three months ended March 31, 2026. There were two loans modified during the three months ended March 31, 2025. Both loans modified during the three months ended March 31, 2025 were due to term extensions coupled with an interest rate increase.
There were no modified loans that had a payment default during the three months ended March 31, 2026 that had been modified due to the borrower experiencing financial difficulty within the 12 previous months preceding the default.
At March 31, 2026, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. There were no loans written off during the three months ended March 31, 2026.
At March 31, 2026, the Company had two non-accrual loans totaling $3.1 million that had an allowance for credit losses specifically allocated to them of $101,000 based on an evaluation of expected credit losses. There were three non-accrual loans at December 31, 2025 totaling $7.0 million. The Company did not record any interest income on non-accrual loans during the three months ended March 31, 2026 or 2025.
There were no foreclosed loans recorded as other real estate owned as of March 31, 2026 or December 31, 2025.
A summary of the activity in the allowance for credit losses (“ACL”) by category for the three months ended March 31, 2026 and year-ended December 31, 2025 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at January 1, 2025	$5,897	$1,023	$6,258	$217	$13,395
Provision for (release of) credit losses	(64)	(134)	288	112	202
Balance at December 31, 2025	$5,833	$889	$6,546	$329	$13,597
Provision for (release of) credit losses (1)	294	(47)	(33)	50	264
Balance at March 31, 2026	$6,127	$842	$6,513	$379	$13,861

(1)	For the three months ended March 31, 2026, there was a release of credit losses of $203,000 for unfunded commitments.
Note 8 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. As more fully described in the Form 10-K, such activities include traditional off-balance sheet credit-related financial instruments. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. An allowance for unfunded commitments of $216,000 and $419,000 had been recorded at March 31, 2026 and December 31, 2025, respectively.
At March 31, 2026, the balances of unfunded commitments, standby and commercial letters of credit were $136.8 million, $11.7 million, and $1.2 million, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.
Note 9 – Share-Based Compensation
On February 16, 2023, the Board of Directors adopted the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan"), which was approved by the Company's shareholders on April 18, 2023. The 2023 Omnibus Plan permits the issuance of up to 1.0 million shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units, phantom stock, and performance awards. During the three months ended March 31, 2026, 33,583 time-based restricted shares and 45,557 performance-based restricted shares were granted under the 2023 Omnibus Plan. Share-based compensation expense was $1.4 million and $1.2 million for the three months ended March 31, 2026, and 2025, respectively.
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
As of March 31, 2026, the total unrecognized compensation expense related to non-vested restricted shares was $2.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 1.43 years.
Following is a summary of the activity of the Company's restricted stock for the three months ended March 31, 2026, with total shares and weighted-average fair value:

	Three Months Ended March 31, 2026
	Shares	Fair Value
Balance at December 31, 2025	273,543	$42.88
Granted	33,583	43.56
Vested	(31,348)	48.89
Forfeitures	(356)	44.29
Balance at March 31, 2026	275,422	$42.28
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
Following is a summary of the activity of the PBRS for the three months ended March 31, 2026, based on 100% of target value:

	Three Months Ended March 31, 2026
	Shares	Fair Value
Balance at December 31, 2025	151,780	$44.52
Granted	45,557	43.58
Vested	(45,864)	48.89
Forfeitures	(1,851)	42.28
Balance at March 31, 2026	149,622	$42.92
The PBRS that vested during the three months ended March 31, 2026 were based on the Company's achievement of 61.9% of target financial goals for the 2023-2025 performance period, resulting in the issuance of 28,389 shares of common stock. The outstanding PBRS at March 31, 2026 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
Note 10 – Employee Benefit Plans
The Company has an unfunded supplemental executive retirement plan (the "SERP"). There are no current employees earning benefits and therefore, there is no service cost associated with the SERP. The following table represents the components of the net periodic cost for the SERP:

(In thousands)	Estimated 2026	Actual 2025
Interest cost on projected benefit obligation	$433	$463
Net amortization	—	(13)
Net periodic pension cost	$433	$450
SERP cost recorded to expense was $108,000 and $113,000 for the three months ended March 31, 2026 and 2025, respectively.
Note 11 – Income Taxes
The effective tax rate for continuing operations was 19.7% and 21.4% three months ended March 31, 2026 and 2025, respectively. The effective tax rate can differ from the statutory rate of 21% primarily due to the impact of state income taxes, tax-exempt interest received from municipal bonds, bank-owned life insurance income, and other factors.

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

	March 31, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$236,398	$1,906	$(11,590)	$226,714
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	535,493	1,041	(28,550)	507,984
Corporate bonds	30,831	—	(2,180)	28,651
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	22,314	—	(320)	21,994
Total	$825,036	$2,947	$(42,640)	$785,343

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$247,716	$3,228	$(10,733)	$240,211
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	503,599	2,144	(27,047)	478,696
Corporate bonds	30,895	—	(1,999)	28,896
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	23,294	—	(325)	22,969
Total	$805,504	$5,372	$(40,104)	$770,772
The fair values of investment securities with unrealized losses are as follows:

	March 31, 2026
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$14,601	$94	$111,530	$11,496	$126,131	$11,590
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	234,203	2,990	143,021	25,560	377,224	28,550
Corporate bonds	—	—	28,651	2,180	28,651	2,180
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	21,994	320	21,994	320
Total	$248,804	$3,084	$305,196	$39,556	$554,000	$42,640

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$—	$—	$139,379	$10,733	$139,379	$10,733
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	148,111	1,733	155,353	25,314	303,464	27,047
Corporate bonds	—	—	28,896	1,999	28,896	1,999
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	22,969	325	22,969	325
Total	$148,111	$1,733	$346,597	$38,371	$494,708	$40,104
There were 213 investment securities, or 70.1% (155 of which for greater than 12 months), in an unrealized loss position as of March 31, 2026. The unrealized losses at March 31, 2026 were primarily attributable to changes in market interest rates after the investment securities were purchased. The Company does not currently intend to sell, and based on current conditions, the Company does not believe it will be required to sell these available-for-sale investment securities before the recovery of the amortized cost basis, which may be the maturity dates of the investment securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. There were 204 investment securities, or 67.3% (177 of which for greater than 12 months), in an unrealized loss position as of December 31, 2025. At March 31, 2026 and December 31, 2025, the Company had not recorded an allowance for credit losses on investment securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2026
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$9,459	$9,381
Due after 1 year through 5 years	65,969	63,384
Due after 5 years through 10 years	156,113	144,020
Due after 10 years	593,495	568,558
Total	$825,036	$785,343
Proceeds from sales of investment securities classified as available-for-sale were $3.5 million and $23.0 million for the three months ended March 31, 2026 and 2025, respectively. Gross realized losses were $57,000 and $18,000 for the three months ended March 31, 2026 and 2025, respectively. There were $62,000 and $0 gross realized gains for the three months ended March 31, 2026 and 2025, respectively. There were no investment securities pledged to secure public deposits at March 31, 2026. The Company pledged municipal securities to secure its $145.0 million of short-term borrowings at March 31, 2026.

Note 13 – Short-term borrowings
The Company has lines of credit from three third party financial institutions up to a maximum of $225.0 million in aggregate collateralized by state and political subdivision securities. As of March 31, 2026, total outstanding borrowings under these facilities were $145.0 million. As such, the Company had future availability of $80.0 million at March 31, 2026.
The lines of credit mature on various dates from April 30, 2026 to November 27, 2026. The line of credit maturing on April 30, 2006 renewed at the same terms until April 30, 2027. The lines of credit bear interest at variable rates from a range of the Wall Street Journal ("WSJ") prime rate minus 0.50% to the WSJ prime rate minus 2.40%. All of the lines of credit include a commitment fee of 0.10% per annum.
During the three months ended March 31, 2026, the weighted‑average interest rate on outstanding short-term borrowings was 5.88%.
Availability under the lines of credit is subject to customary borrowing base provisions, financial covenants, and other terms as defined in the respective agreements. As of March 31, 2026, the Company was in compliance with all such covenants.
Note 14 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2026		December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$244,343	$244,343	$392,268	$392,268
Investment securities	785,343	785,343	770,772	770,772
Loans, net	1,074,869	1,073,690	1,047,620	1,044,045
Accrued interest receivable	7,475	7,475	9,170	9,170
Total	$2,112,030	$2,110,851	$2,219,830	$2,216,255
Balance sheet liabilities:
Deposits	$1,105,683	$1,105,683	$1,200,033	$1,200,033
Accounts and drafts payable	1,000,154	1,000,154	1,124,858	1,124,858
Short-term borrowings	145,000	145,000	—	—
Accrued interest payable	431	431	606	606
Total	$2,251,268	$2,251,268	$2,325,497	$2,325,497
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
Short-term borrowings - The carrying amount approximates fair value.

Note 15 – Revenue from Contracts with Customers
Revenue is recognized as the obligation to the customer is satisfied. The Company’s revenue from contracts with clients is as follows:
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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope for the periods ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$15,728	$16,469
Financial fees	10,431	9,961
Information services payment and processing revenue	26,159	26,430
Bank service fees	372	336
Fee revenue (in-scope of FASB ASC 606)	26,531	26,766
Other income (out-of-scope of FASB ASC 606)	1,410	1,290
Gain (loss) on sale of investment securities	5	(18)
Total fee revenue and other income	$27,946	$28,038
Note 16 – Leases
The Company leases certain premises under operating leases. As of March 31, 2026, the Company had lease liabilities of $4.3 million and right-of-use assets of $4.2 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three months ended March 31, 2026, operating lease cost was $214,000, short-term lease cost was $46,000, and there was no variable lease cost. At March 31, 2026, the weighted-average remaining lease term for the operating leases was 5.9 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.75%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2025 Form 10-K for information regarding these commitments.

A maturity analysis of operating lease liabilities and undiscounted cash flows as of March 31, 2026 is as follows:

(In thousands)	March 31, 2026
Lease payments due
Less than 1 year	$820
1-2 years	826
2-3 years	738
3-4 years	717
4-5 years	729
Over 5 years	865
Total undiscounted cash flows	4,695
Discount on cash flows	365
Total lease liability	$4,330
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2026.
Note 17 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2026. There were no other events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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
Various factors will influence the Company’s revenue and profitability, such as changes in the general level of interest rates, which has a significant effect on net interest income; industry-wide factors, such as the willingness of large corporations to outsource key business functions, and the general level of transportation and energy costs; and economic factors that include the general level of economic activity, the ability to hire and retain qualified staff, the growth and quality of the Bank’s loan portfolio, and the effects of tariffs or other domestic or international governmental policies. For a more detailed discussion of the Company’s revenue drivers and factors that impact the Company’s results of operation and financial condition generally, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2025 Form 10-K.
Recent Industry Developments and Items of Note
While freight rates have recently begun gradually increasing, volumes continue to decline on a year over year basis which continues to put pressure on transportation related processing fees. However, the increase in dollars paid due to rising freight rates and the impact of tariffs, is positively impacting the overall level of average accounts and drafts payable, which results in increased interest income, and average payments in advance of funding, which results in increased financial fees.
The Company has experienced an increase in facility dollar volumes in recent quarters due to higher energy usage and prices. Energy prices are rising due to a number of factors, including an aging power grid, and rising demand for electricity as a result of data center construction to power artificial intelligence and electric vehicles. Rising energy prices are positively impacting the overall level of average accounts and drafts payable, which results in increased interest income.
Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three months ended March 31, 2026 (“first quarter of 2026”) compared to the three months ended March 31, 2025 (“first quarter of 2025”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2025 Form 10-K. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be attained for any other period.
Discontinued Operations
The Company has applied discontinued operations accounting in accordance with Accounting Standards Codification, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities sold related to the Company's TEM Business Unit for the three months ended March 31, 2026, and 2025, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements for further discussion regarding discontinued operations.

Summary of Results
The following table summarizes the Company’s operating results:

(In thousands except per share data)	First Quarter of
	2026	2025	% Change
Processing fees	$15,728	$16,469	(4.5)%
Financial fees	10,431	9,961	4.7%
Net interest income	21,216	19,274	10.1%
Provision for credit losses	61	905	(93.3)%
Gain (loss) on sale of investment securities	5	(18)	N/M
Other	1,782	1,626	9.6%
Total net revenue	49,101	46,407	5.8%
Operating expense	38,218	35,530	7.6%
Income before income tax expense	10,883	10,877	0.1%
Income tax expense	2,144	2,326	(7.8)%
Net income from continuing operations	$8,739	$8,551	2.2%
Income from discontinued operations, net of tax	$93	$415	(77.6)%
Net income	$8,832	$8,966	(1.5)%
Diluted earnings per share from continuing operations	$0.66	$0.63	4.8%
Diluted earnings per share from discontinued operations	$0.01	$0.03	(66.7)%
Diluted earnings per share	$0.67	$0.66	1.5%
Return on average assets	1.42%	1.51%	(6.0)%
Return on average equity	14.63%	15.91%	(8.0)%
The Company recorded net revenue of $49.1 million during the first quarter of 2026, an increase of 5.8% from the first quarter of 2025, primarily driven by an increase in net interest income and financial fees, partially offset by lower processing fees. Operating expense increased 7.6% compared to the first quarter of 2025 as the prior year benefited from a $2.0 million bad debt recovery. Net income was $8.8 million, a decrease of 1.5% and diluted EPS was $0.67 per share, an increase of 1.5% from the three month period ended March 31, 2025.
The Company posted a 1.42% return on average assets and 14.63% return on average equity.
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

(In thousands)	First Quarter of
	2026	2025	% Change
Transportation invoice volume	8,098	8,355	(3.1)%
Transportation invoice dollar volume	$9,032,515	$8,643,138	4.5%
Facility-related transaction volume	4,038	4,225	(4.4)%
Facility-related dollar volume	$6,253,208	$5,822,935	7.4%
Average payments in advance of funding	$176,987	$173,590	2.0%
Processing fees	$15,728	$16,469	(4.5)%
Financial fees	$10,431	$9,961	4.7%
Other fees	$1,782	$1,626	9.6%
Gain (loss) on sale of investment securities	$5	$(18)	N/M

Processing fees decreased $741,000, or 4.5% over the same period in the prior year reflecting lower transportation and facility transaction volumes.
Financial fees increased $470,000, or 4.7%, primarily attributable to an increase in average payments in advance of funding of 2.0% compared to the prior period. The Company has recently seen increased demand for its quick pay solutions and continues to focus on the rollout of its Amplify working capital solution as well as other opportunities to increase financial fees in future quarters.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	First Quarter of
	2026	2025	% Change
Average earning assets	$2,214,838	$2,104,603	5.2%
Average interest-bearing liabilities	652,328	628,225	3.8%
Net interest income*	21,589	19,442	11.0%
Net interest margin*	3.95%	3.75%
Yield on earning assets*	4.67%	4.54%
Cost of interest-bearing liabilities	2.42%	2.66%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2026 and 2025.
The increase in net interest income is primarily attributable to the net interest margin improving to 3.95% as compared to 3.75% in the same period last year, in addition to an increase in average earning assets of $110.2 million, or 5.2%. The yield on interest-earning assets increased 13 basis points from 4.54% to 4.67% while the cost of interest-bearing liabilities decreased 24 basis points from 2.66% to 2.42%.
Average loans decreased $43.2 million, or 3.9%, to $1.07 billion. The average yield on loans increased 20 basis points to 5.81%, primarily due to the continued maturity and subsequent re-pricing of fixed rate loans originated in the years 2021 and 2022 to current market interest rates as well as the payoff of a non-performing loan which increased the loan yield by seven basis points during the first quarter of 2026.
Average investment securities increased $197.6 million, or 32.3%, to $808.8 million. The increase was primarily driven by the utilization of available liquidity arising from an increase in average accounts and drafts payable to purchase investment securities. The average yield on taxable investment securities increased 68 basis points to 3.63% and the average yield on tax-exempt investment securities increased 136 basis points to 3.90%.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, decreased $44.2 million, or 11.5%, to $339.7 million. The decrease is primarily a result of the increase in average investment securities, partially offset by the increase in average funding sources and decrease in average loans. The average yield on short-term investments decreased 73 basis points to 3.38%, primarily due to the decrease in the Federal Funds rate. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits increased $20.0 million, or 3.2%, to $648.3 million. Average non-interest-bearing demand deposits increased $16.5 million, or 4.1%, to $421.7 million. The average rate paid on interest-bearing deposits decreased 27 basis points to 2.39% due to the reduction in short-term interest rates.
Average accounts and drafts payable increased $100.1 million, or 9.3%, to $1.17 billion. The increase in average accounts and drafts payable was primarily driven by the increase in facility dollar volumes of 7.4% as well as the increase in transportation dollar volumes of 4.5%.
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

(In thousands)	First Quarter of 2026			First Quarter of 2025
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:	$1,066,371	$15,277	5.81%	$1,109,526	$15,350	5.61%
Investment securities[3]:
Taxable	624,648	5,595	3.63%	483,536	3,514	2.95%
Tax-exempt[4]	184,152	1,773	3.90%	127,705	801	2.54%
Short-term investments	339,667	2,832	3.38%	383,836	3,893	4.11%
Total interest-earning assets	2,214,838	25,477	4.67%	2,104,603	23,558	4.54%
Non-interest-earning assets
Cash and due from banks	22,342			20,610
Premises and equipment, net	29,619			30,892
Bank-owned life insurance	52,367			50,499
Goodwill and other intangibles	19,741			21,060
Payments in advance of funding	176,987			173,590
Unrealized loss on investment securities	(31,024)			(56,336)
Other assets	52,590			62,500
Allowance for credit losses	(13,600)			(13,405)
Assets of discontinued operations	—			14,393
Total assets	$2,523,860			$2,408,406
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$530,740	$2,865	2.19%	$537,938	$3,373	2.54%
Savings deposits	6,496	19	1.19%	7,834	25	1.29%
Time deposits >= $100	34,392	297	3.50%	25,739	212	3.34%
Other time deposits	76,633	647	3.42%	56,703	506	3.62%
Total interest-bearing deposits	648,261	3,828	2.39%	628,214	4,116	2.66%
Short-term borrowings	4,067	60	5.98%	11	—	—%
Total interest-bearing liabilities	652,328	3,888	2.42%	628,225	4,116	2.66%
Non-interest bearing liabilities
Demand deposits	421,702			405,183
Accounts and drafts payable	1,172,102			1,072,013
Other liabilities	32,878			52,717
Liabilities of discontinued operations	—			21,653
Total liabilities	2,279,010			2,179,791
Shareholders’ equity	244,850			228,615
Total liabilities and shareholders’ equity	$2,523,860			$2,408,406
Net interest income		$21,589			$19,442
Net interest margin			3.95%			3.75%
Interest spread			2.25%			1.88%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $102,000 and $367,000 for the first quarter of 2026 and 2025, respectively.
3.For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2026 and 2025. The tax-equivalent adjustment was approximately $372,000 and $168,000 for the first quarter of 2026 and 2025, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	First Quarter of 2026 Compared to First Quarter of 2025
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$(608)	$535	$(73)
Investment securities:
Taxable	1,158	923	2,081
Tax-exempt[2]	440	532	972
Short-term investments	(417)	(644)	(1,061)
Total interest income	573	1,346	1,919
Increase (decrease) in interest expense:
Interest-bearing demand deposits	(45)	(463)	(508)
Savings deposits	(4)	(2)	(6)
Time deposits >=$100	74	11	85
Other time deposits	170	(29)	141
Short-term borrowings	—	60	60
Total interest expense	195	(423)	(228)
Net interest income	$378	$1,769	$2,147
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the three months ended March 31, 2026 and 2025.
Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a provision for credit losses and off-balance sheet credit exposures of $61,000 and $905,000 for the first quarter of 2026 and 2025, respectively. The amount of the provision for (release of) credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the provision for (release of) credit losses will fluctuate as determined by these quarterly analyses. The provision for credit losses in the first quarter of 2026 was driven by the increase in total loans of $27.5 million, or 2.6%, as compared to December 31, 2025.
The Company experienced no loan charge-offs in the first quarter of 2026 or 2025. The ACL was $13.9 million at March 31, 2026 and $13.6 million at December 31, 2025. The ACL represented 1.27% of outstanding loans at March 31, 2026 and 1.28% of outstanding loans at December 31, 2025. The allowance for unfunded commitments was $216,000 at March 31, 2026 and $419,000 at December 31, 2025. There were $3.1 million of nonperforming loans outstanding at March 31, 2026 and $7.0 million at December 31, 2025. The Company has a specific allowance for credit losses of $101,000 allocated to its non-accrual loans at March 31, 2026.
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

Summary of Credit Loss Experience
The following table presents information on the Company's provision for (release of) credit losses and analysis of the ACL:

	First Quarter of
(In thousands)	2026	2025
Allowance for credit losses at beginning of period	$13,597	$13,395
Provision for credit losses	264	891
Allowance for credit losses at end of period	$13,861	$14,286

Allowance for unfunded commitments at beginning of period	$419	$273
(Release of) provision for credit losses	(203)	14
Allowance for unfunded commitments at end of period	$216	$287

Loans outstanding:
Average	$1,066,371	$1,109,526
March 31	$1,088,730	$1,141,874
Ratio of allowance for credit losses to loans outstanding at March 31	1.27%	1.25%
Operating Expenses
Total operating expenses for the first quarter of 2026 increased $2.7 million, or 7.6%, as compared to the first quarter of 2025. The following table details the components of operating expenses:

(In thousands)	First Quarter of
	2026	2025
Salaries and commissions	$19,268	$19,663
Share-based compensation	1,439	1,241
Employee profit sharing	1,634	1,502
Other benefits	4,938	4,873
Personnel	$27,279	$27,279
Occupancy	681	721
Equipment	2,432	2,294
Bad debt recovery	—	(2,000)
Amortization of intangible assets	293	293
Other operating expense	7,533	6,943
Total operating expense	$38,218	$35,530
Salaries and commissions decreased $395,000, or 2.0%, as a result of a decrease in average full-time equivalent employees ("FTEs") of 7.9% due to automation and the ongoing consolidation within the Company's Facilities division, partially offset by merit increases. Share-based compensation and employee profit sharing increased $198,000 and $132,000, respectively, due to the improvement in net income from continuing operations. Other benefits increased $65,000, or 1.3%, due to higher health insurance costs, partially offset by the decline in average FTEs.
Equipment expense increased $138,000, primarily due to an increase in depreciation expense on software related to recently completed technology initiatives.
The Company recorded a bad debt recovery of $2.0 million during the first quarter of 2025 related to a settlement agreement with a third party.

Net Income from Discontinued Operations

(In thousands except per share data)	First Quarter of
	2026	2025	% Change
Processing fees	$—	$3,823	N/M
Financial fees	—	413	N/M
Other fees	733	382	91.9%
Total revenues	733	4,618	(84.1)%
Operating expense	609	4,090	(85.1)%
Income before income tax expense	124	528	(76.5)%
Income tax expense	31	113	(72.6)%
Net income from discontinued operations	$93	$415	(77.6)%
Facility transaction volume	—	133	N/M
Facility dollar volume	$—	$256,844	N/M
Average full-time equivalent employees	23	135	N/M
Net income from discontinued operations was $93,000, a decrease of 322,000, or 77.6% over the same period in the prior year.
Financial Condition
Total assets at March 31, 2026 were $2.53 billion, a decrease of $72.2 million, or 2.8%, from December 31, 2025.
The Company experienced a decrease in cash and cash equivalents of $147.9 million, or 37.7%, during the first quarter of 2026. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily affected by changes in funding sources, mainly accounts and drafts payable, deposits and short-term borrowings, cash flows in and out of loans, investment securities, accounts and drafts receivable, and payments in advance of funding.
The investment securities portfolio increased $14.6 million, or 1.9%, during the first quarter of 2026. The increase is primarily due to purchases of $42.3 million, partially offset by sales of $3.5 million, maturities of $19.5 million, and an increase in unrealized losses of $12.7 million
Loans increased $27.5 million, or 2.6%, from December 31, 2025. The Company experienced growth in its commercial and industrial loan portfolio during the first quarter of 2026.
Payments in advance of funding increased $96.1 million, or 58.4%, primarily due to a higher level of demand for the Company's quick pay solutions as well as timing of quarter end advances.
Accounts and drafts receivable from customers decreased $64.5 million, or 92.9%, from December 31, 2025. The decrease is solely due to timing of customer funding.
Total deposits at March 31, 2026 were $1.11 billion, a decrease of $94.4 million, or 7.9%, from December 31, 2025. Given the nature of the Company's deposit base being larger commercial clients, the ending balance of deposits will fluctuate from period end to period end due to liquidity needs of these clients. Average balances are generally a more meaningful measure of deposits.
Accounts and drafts payable at March 31, 2026 were $1.00 billion, a decrease of $124.7 million, or 11.1%, from December 31, 2025. Accounts and drafts payable are a stable source of funding generated by payment float from transportation and facility clients. The ending balance of accounts and drafts payable will fluctuate from period to period due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are generally a more meaningful measure of accounts and drafts payable.
Short-term borrowings were $145.0 million at March 31, 2026. The Company borrowed on its lines of credit primarily to fund the $96.1 million increase in payments in advance of funding.

Total liabilities at March 31, 2026 were $2.29 billion, a decrease of $71.0 million, or 3.0%, from December 31, 2025, reflective of the decrease in accounts and drafts payable and total deposits, partially offset by the increase in short-term borrowings.
Total shareholders’ equity at March 31, 2026 was $241.8 million, a $1.2 million decrease from December 31, 2025. The decrease in shareholders’ equity is a result of an increase in accumulated other comprehensive loss of $3.4 million, the repurchase of Company stock of $2.9 million, and dividends paid of $4.1 million, partially offset net income of $8.8 million.
Liquidity and Capital Resources
The Company's liquidity management discipline seeks to ensure funds are available to meet all obligations as they come due. These obligations include processing invoice payments, satisfying depositor withdrawal requests, and funding borrower credit demands. A primary goal of this practice is to achieve these objectives while maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in supply of funds. Primary liquidity to meet demand is provided by short-term liquid assets that can be converted to cash, maturing investment securities and the ability to obtain funds from external sources. The Company's Asset/Liability Committee has direct oversight responsibility for the Company's liquidity position and profile. Management considers both on-balance sheet and off-balance sheet items in its evaluation of liquidity.
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $244.3 million at March 31, 2026, a decrease of $147.9 million, or 37.7%, from December 31, 2025. At March 31, 2026, these assets represented 9.6% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities were $785.3 million at March 31, 2026, an increase of $14.6 million from December 31, 2025. These assets represented 31.0% of total assets at March 31, 2026. Of the total portfolio, 1.2% mature in one year, 8.1% mature in one to five years, and 90.7% mature in five or more years. The Company maintains a weighted average duration of its investment securities portfolio of approximately five years given the Company's asset sensitivity with approximately 70% of its funding sources being non-interest bearing.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of March 31, 2026, the Bank also has secured lines of credit with the Federal Home Loan Bank of $232.7 million collateralized by mortgage loans. The Bank had no amounts outstanding under any line of credit as of December 31, 2025.
The Company also has secured lines of credit from three banks up to a maximum of $225.0 million in aggregate collateralized by investment securities. There was $145.0 million total outstanding on the Company's lines of credit as of March 31, 2026.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank, including CassPay and faith-based customers. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $78.0 million of CDARS deposits and interest-bearing demand deposits include $219.9 million of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.
Net cash flows provided by operating activities were $14.5 million for the three months ended March 31, 2026, compared to $21.6 million for the three months ended March 31, 2025, a decrease of $7.0 million. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2026, which are estimated to range from $4.0 million to $6.0 million. Capital expenditures in 2026 are expected to primarily consist of purchases of equipment and software related to the payment and information processing services business.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $10.4 million and $11.1 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was primarily due to lower net amortization of premiums/discounts on investment securities of $644,000 and lower net income of $134,000, partially offset by higher depreciation of $40,000. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment.
Other factors impacting the $7.0 million decrease in net cash provided by operating activities include:

•A change in accounts receivable of $1.5 million;
•A decrease in the provision for credit losses of $844,000; and
•A change in the current income tax liability of $665,000.
The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates. For information regarding the market risk of the Company’s financial instruments, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
There are several trends and uncertainties that may impact the Company’s ability to generate revenues and income at the levels that it has in the past. Those that could significantly impact the Company include the general levels of interest rates, business activity, inflation, and energy costs as well as new business opportunities available to the Company. For more detailed information on these trends and uncertainties and how they can generally affect the Company’s available liquidity, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in the Company’s 2025 Form 10-K.
As a bank holding company, the Company and the Bank are subject to capital requirements administered by state and federal banking agencies. Capital adequacy guidelines, and, for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are subject to qualitative judgments by regulators about components, risk weighting, and other factors. In addition, the calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. For example, as allowed under the Basel III Capital Rules, the Company has elected to opt-out of the requirement to include most components of accumulated other comprehensive income in common equity Tier 1 capital. For more information on these regulatory requirements, including the Basel III Capital Rules and capital classifications, see Item 1, "Business-Supervision and Regulation" and Item 8, Note 2, "Financial Statements and Supplementary Data" of the Company's 2025 Form 10-K.

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2026
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$265,864	15.63%	$136,104	8.00%	$ N/A	N/A %
Cass Commercial Bank	217,649	19.31	90,154	8.00	112,692	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	251,787	14.80	76,558	4.50	N/A	N/A
Cass Commercial Bank	204,068	18.11	50,711	4.50	73,250	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	251,787	14.80	102,078	6.00	N/A	N/A
Cass Commercial Bank	204,068	18.11	67,615	6.00	90,154	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	251,787	10.05	100,170	4.00	N/A	N/A
Cass Commercial Bank	204,068	14.54	56,136	4.00	70,170	5.00
At December 31, 2025
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$262,792	15.95%	$131,837	8.00%	$ N/A	N/A %
Cass Commercial Bank	217,409	19.61	88,677	8.00	110,847	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	248,776	15.10	74,158	4.50	N/A	N/A
Cass Commercial Bank	203,943	18.40	49,881	4.50	72,050	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	248,776	15.10	98,878	6.00	N/A	N/A
Cass Commercial Bank	203,943	18.40	66,508	6.00	88,677	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	248,776	9.91	100,367	4.00	N/A	N/A
Cass Commercial Bank	203,943	14.48	56,357	4.00	70,446	5.00

Impact of New or Not Yet Adopted Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 was effective for the Company on January 1, 2026 and did not have a material impact on its consolidated financial statements.

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

In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 720): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 clarifies and enhances guidance under ASC 720 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. ASU 2025-11 will be effective for the Company for interim periods beginning in 2028, though early adoption is permitted. The Company does not expect the adoption of 2025-11 to have a material impact on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As described in the Company’s 2025 Form 10-K for the year ended December 31, 2025, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management.
The following table summarizes simulated changes in net interest income versus unchanged rates over the next 12 months as of March 31, 2026 and December 31, 2025.

	% change in projected net interest income
	March 31, 2026	December 31, 2025
+300 basis points	1.9%	10.7%
+200 basis points	1.9%	7.6%
+100 basis points	0.7%	3.7%
Flat rates	—%	—%
-100 basis points	2.6%	(2.5)%
-200 basis points	4.9%	(6.1)%
-300 basis points	6.0%	(10.6)%
The Company is generally asset sensitive as average interest-earning assets of $2.21 billion for the first quarter of 2026 greatly exceeded average interest-bearing liabilities of $652.3 million. The table above on the projected impact of interest rate shocks results from a static balance sheet at March 31, 2026. Primarily as a result of $145.0 million in short-term borrowings at March 31, 2026, the simulated changes in projected net interest income from a static balance sheet are not indicative of what would occur in the next 12 months as the Company is not forecasting a significant balance in average short-term borrowings for the remainder of 2026. The Company believes that the interest rate shock results shown for December 31, 2025 are more indicative of what would happen in the various interest rate scenarios.
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
There were no changes in the first quarter of 2026 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.
ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its 2025 Form 10-K, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2026, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026–January 31, 2026	23,673	$44.25	—	874,970
February 1, 2026–February 28, 2026	33,243	45.07	33,243	841,727
March 1, 2026–March 31, 2026	31,559	45.04	31,559	810,168
Total	88,475	$44.84	64,802	810,168
(1)During the quarter ended March 31, 2026, there were 64,802 shares repurchased pursuant to the Company's publicly announced treasury stock buyback program and 23,673 shares transferred from employees in satisfaction of tax withholding obligations upon the vesting of restricted stock.
(2)On November 6, 2025, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock with no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the first quarter of 2026.
(c)During the three months ended March 31, 2026, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

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

CASS INFORMATION SYSTEMS, INC.

DATE: May 5, 2026	By	/s/ Martin H. Resch
Martin H. Resch
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 5, 2026	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)