Form 10-Q
period 2026-06-30
CASS INFORMATION SYSTEMS INC
filed 2026-08-05
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of August 3, 2026: Common stock, par value $.50 per share – 12,806,149 shares outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands except Share and Per Share Data)

	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$41,124	$26,129
Short-term investments	187,349	366,139
Cash and cash equivalents	228,473	392,268
Investment securities available-for-sale, at fair value	736,790	770,772

Loans	1,103,039	1,061,217
Less: Allowance for credit losses	14,374	13,597
Loans, net	1,088,665	1,047,620
Payments in advance of funding	249,614	164,514
Premises and equipment, net	29,848	29,449
Investment in bank-owned life insurance	53,161	52,195
Goodwill	16,164	16,164
Other intangible assets, net	3,142	3,728
Accounts and drafts receivable from customers	44,690	69,425
Other assets	65,665	59,889
Total assets	$2,516,212	$2,606,024

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$481,852	$513,434
Interest-bearing	634,716	686,599
Total deposits	1,116,568	1,200,033
Accounts and drafts payable	1,028,098	1,124,858
Short-term borrowings	80,000	—
Other liabilities	46,882	38,135
Total liabilities	2,271,548	2,363,026

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at June 30, 2026 and December 31, 2025; 12,806,149 and 12,917,637 shares outstanding at June 30, 2026 and December 31, 2025, respectively.	7,753	7,753
Additional paid-in capital	206,971	207,052
Retained earnings	178,287	167,092
Common shares in treasury, at cost (2,699,623 shares at June 30, 2026 and 2,588,135 shares at December 31, 2025)	(117,437)	(112,148)
Accumulated other comprehensive loss	(30,910)	(26,751)
Total shareholders’ equity	244,664	242,998
Total liabilities and shareholders’ equity	$2,516,212	$2,606,024
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fee Revenue and Other Income:
Processing fees	$16,086	$16,700	$31,814	$33,169
Financial fees	10,951	10,161	21,382	20,122
Gain (loss) on sale of investment securities	5	(3,558)	10	(3,576)
Other	1,885	1,645	3,667	3,271
Total fee revenue and other income	28,927	24,948	56,873	52,986

Interest Income:
Interest and fees on loans	15,956	15,837	31,233	31,187
Interest and dividends on investment securities:
Taxable	5,724	3,990	11,318	7,505
Exempt from federal income taxes	1,355	809	2,756	1,441
Interest on federal funds sold and other short-term investments	2,570	3,003	5,402	6,895
Total interest income	25,605	23,639	50,709	47,028

Interest Expense:
Interest on deposits	3,916	4,164	7,744	8,280
Interest on short-term borrowings	142	—	202	—
Total interest expense	4,058	4,164	7,946	8,280
Net interest income	21,547	19,475	42,763	38,748
Provision for credit losses	531	25	592	930
Net interest income after provision for credit losses	21,016	19,450	42,171	37,818
Total net revenue	49,943	44,398	99,044	90,804

Operating Expense:
Salaries and commissions	20,241	20,638	39,509	40,301
Share-based compensation	1,130	918	2,569	2,159
Employee profit sharing	1,959	1,583	3,593	3,085
Other benefits	3,755	4,613	8,693	9,486
Total personnel expenses	27,085	27,752	54,364	55,031
Occupancy	703	669	1,384	1,390
Equipment	2,776	2,562	5,208	4,856
Amortization of intangible assets	293	293	586	586
Bad debt recovery	(1,759)	—	(1,759)	(2,000)
Other operating expense	7,671	6,843	15,204	13,786
Total operating expense	36,769	38,119	74,987	73,649
Income from continuing operations, before income tax expense	13,174	6,279	24,057	17,155
Income tax expense	2,599	1,119	4,743	3,445
Net income from continuing operations	10,575	5,160	19,314	13,710
Income from discontinued operations, net of tax	12	3,695	105	4,111
Net income	$10,587	$8,855	$19,419	$17,821

Basic earnings per share from continuing operations	$.83	$.39	$1.50	$1.03
Basic earnings per share from discontinued operations	—	.28	.01	.31
Basic earnings per share	$.83	$.67	$1.51	$1.34

Diluted earnings per share from continuing operations	$.81	$.38	$1.47	$1.01
Diluted earnings per share from discontinued operations	—	.28	.01	.30
Diluted earnings per share	$.81	$.66	$1.48	$1.31
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Comprehensive Income:
Net income	$10,587	$8,855	$19,419	$17,821
Other comprehensive income:
Net unrealized (loss) gain on securities available-for-sale	(1,278)	5,020	(6,234)	12,263
Tax effect	304	(1,195)	1,485	(2,919)
Reclassification adjustments for (gains) losses included in net income	(5)	3,558	(10)	3,576
Tax effect	1	(847)	2	(851)
Amortization of net loss on supplemental executive retirement plan	—	—	(189)	—
Tax effect	—	—	45	—
Foreign currency translation adjustments	267	303	742	444
Total comprehensive income	$9,876	$15,694	$15,260	$30,334
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$19,419	$17,821
Less: net income from discontinued operations	105	4,111
Net income from continuing operations	19,314	13,710
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	586	586
Net amortization of premium/discount on investment securities	(537)	782
Depreciation	2,997	3,029
(Gain) loss on sale of investment securities	(10)	3,576
Share-based compensation expense	2,569	2,159
Provision for credit losses	592	930
Increase in current income tax liability	5,749	71
Decrease (increase) in accounts receivable	3	(169)
Other operating activities, net	118	(3,136)
Net cash provided by operating activities - continuing operations	31,381	21,538
Net cash provided by (used in) operating activities - discontinued operations	105	(1,264)
Net cash provided by operating activities	31,486	20,274

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available-for-sale	31,621	53,134
Proceeds from maturities of investment securities available-for-sale	38,959	40,037
Purchase of investment securities available-for-sale	(42,294)	(153,209)
Net increase in loans	(41,822)	(35,015)
Proceeds from sale of TEM business unit	—	18,000
(Increase) decrease in payments in advance of funding	(85,100)	30,929
Purchases of premises and equipment, net	(4,992)	(3,914)
Net cash used in investing activities - continuing operations	(103,628)	(50,038)
Net cash used in investing activities - discontinued operations	—	(99)
Net cash used in investing activities	(103,628)	(50,137)

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(31,582)	119,377
Net decrease in interest-bearing demand and savings deposits	(70,525)	(88,138)
Net increase in time deposits	18,642	4,641
Net decrease (increase) in accounts and drafts receivable from customers	24,735	(4,371)
Net increase in short-term borrowings	80,000	—
Net decrease in accounts and drafts payable	(96,760)	(92,816)
Cash dividends paid	(8,224)	(8,303)
Purchase of common shares for treasury	(5,995)	(10,996)
Other financing activities, net	(1,944)	(1,429)
Net cash used in financing activities - continuing operations	(91,653)	(82,035)
Net cash used in financing activities - discontinued operations	—	(19,665)
Net cash used in financing activities	(91,653)	(101,700)
Net decrease in cash and cash equivalents	(163,795)	(131,563)
Cash and cash equivalents at beginning of period	392,268	349,728
Cash and cash equivalents at end of period	$228,473	$218,165

Supplemental information:
Cash paid for interest	$8,124	$8,481
Cash paid for income taxes	1,187	4,673
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2025	$7,753	$203,755	$153,278	$(91,025)	$(39,514)	$234,247
Net income			8,855			8,855
Cash dividends ($0.31 per share)			(4,128)			(4,128)
Issuance of 24,038 common shares pursuant to share-based compensation plans, net		130		(103)		27
Share-based compensation expense		957		(55)		902
Purchase of 140,269 common shares				(5,920)		(5,920)
Other comprehensive gain					6,839	6,839
Balance, June 30, 2025	$7,753	$204,842	$158,005	$(97,103)	$(32,675)	$240,822

Balance, March 31, 2026	$7,753	$206,807	$171,797	$(114,366)	$(30,199)	$241,792
Net income			10,587			10,587
Cash dividends ($0.32 per share)			(4,097)			(4,097)
Issuance of 18,097 common shares pursuant to share-based compensation plans, net		(966)		5		(961)
Share-based compensation expense		1,130		—		1,130
Purchase of 65,557 common shares				(3,076)		(3,076)
Other comprehensive loss					(711)	(711)
Balance, June 30, 2026	$7,753	$206,971	$178,287	$(117,437)	$(30,910)	$244,664

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2024	$7,753	$205,593	$148,487	$(87,615)	$(45,188)	$229,030
Net income			17,821			17,821
Cash dividends ($0.62 per share)			(8,303)			(8,303)
Issuance of 119,152 common shares pursuant to share-based compensation plan, net		(2,992)		1,563		(1,429)
Share-based compensation expense		2,241		(55)		2,186
Purchase of 256,378 common shares				(10,996)		(10,996)
Other comprehensive gain					12,513	12,513
Balance, June 30, 2025	$7,753	$204,842	$158,005	$(97,103)	$(32,675)	$240,822

Balance, December 31, 2025	$7,753	$207,052	$167,092	$(112,148)	$(26,751)	$242,998
Net income			19,419			19,419
Cash dividends ($0.64 per share)			(8,224)			(8,224)
Issuance of 80,069 common shares pursuant to share-based compensation plans, net		(2,665)		721		(1,944)
Share-based compensation expense		2,584		(15)		2,569
Purchase of 130,359 common shares				(5,995)		(5,995)
Other comprehensive loss					(4,159)	(4,159)
Balance, June 30, 2026	$7,753	$206,971	$178,287	$(117,437)	$(30,910)	$244,664
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information Systems, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K").
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
The Company has applied discontinued operations accounting in accordance with Accounting Standards Codification, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities sold related to the Company's TEM Business Unit for the three and six months ended June 30, 2026, and 2025, as applicable. The sale of the TEM Business Unit represents a strategic shift due to the Company completely exiting both the telecom expense management and managed mobility solutions businesses. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted. The TEM Business Unit is included in the Information Services operating segment.

Income from discontinued operations, net of tax, for the three and six months ended June 30, 2026, and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2026	2025	2026	2025
Fee Revenue and Other Income:
Processing fees	$—	$3,807	$—	$7,630
Financial fees	—	475	—	888
Other	736	1,454	1,469	1,836
Gain on sale of TEM business unit	—	3,550	—	3,550
Total fee revenue and other income	736	9,286	1,469	13,904

Operating Expense:
Salaries and commissions	401	2,858	834	5,614
Share-based compensation	—	(16)	—	28
Other benefits	72	525	144	1,141
Total personnel expenses	473	3,367	978	6,783
Occupancy	21	180	44	361
Equipment	—	49	—	100
Amortization of intangible assets	—	9	—	18
Other operating expense	226	754	307	1,186
Total operating expense	720	4,359	1,329	8,448
Income from discontinued operations, before income tax expense	16	4,927	140	5,456
Income tax expense	4	1,232	35	1,345
Net income from discontinued operations	$12	$3,695	$105	$4,111
Note 3 – Intangible Assets
The Company accounts for intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that intangibles with indefinite useful lives be tested annually for impairment, or when management deems there is a triggering event, and those with finite useful lives be amortized over their useful lives.
Details of the Company’s intangible assets are as follows:

	June 30, 2026		December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,215	$(5,132)	$6,215	$(5,003)
Software	5,512	(3,686)	5,512	(3,244)
Trade name	373	(140)	373	(125)
Unamortized intangible assets:
Goodwill	16,164	—	16,164	—
Total intangible assets	$28,264	$(8,958)	$28,264	$(8,372)
The customer lists are amortized over 5 to 10 years; software over 3 to 7 years; and trade names over 10 to 20 years. Amortization of intangible assets amounted to $293,000 and $586,000 for both the three and six months ended June 30, 2026, and 2025, respectively. Estimated annual amortization of intangibles is $1.0 million in 2026, $730,000 in 2027 and 2028, $699,000 in 2029, and $197,000 in 2030.

Note 4 – Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding.
The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic:
Net income from continuing operations	$10,575	$5,160	$19,314	$13,710
Net income from discontinued operations	12	3,695	105	4,111
Net income	$10,587	$8,855	$19,419	$17,821
Weighted-average common shares outstanding	12,804,520	13,278,674	12,839,443	13,338,721
Basic earnings per share from continuing operations	$0.83	$0.39	$1.50	$1.03
Basic earnings per share from discontinued operations	$—	$0.28	$0.01	$0.31
Basic earnings per share	$0.83	$0.67	$1.51	$1.34

Diluted:
Net income from continuing operations	$10,575	$5,160	$19,314	$13,710
Net income from discontinued operations	12	3,695	105	4,111
Net income	$10,587	$8,855	$19,419	$17,821
Weighted-average common shares outstanding	12,804,520	13,278,674	12,839,443	13,338,721
Effect of dilutive restricted stock	264,188	283,139	270,666	281,314
Weighted-average common shares outstanding assuming dilution	13,068,708	13,561,813	13,110,109	13,620,035
Diluted earnings per share from continuing operations	$0.81	$0.38	$1.47	$1.01
Diluted earnings per share from discontinued operations	$—	$0.28	$0.01	$0.30
Diluted earnings per share	$0.81	$0.66	$1.48	$1.31
Note 5 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, on November 6, 2025, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock with no expiration date. The Company repurchased 65,557 and 130,359 shares during the three and six months ended June 30, 2026, respectively and 140,269 and 256,378 shares during the three and six months ended June 30, 2025, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions. As of June 30, 2026, the Company had 744,611 shares remaining available for repurchase under the program.
Note 6 – Industry Segment Information
The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels and are consistent with the presentation of financial information to the chief operating decision maker to evaluate segment performance, develop strategy, and allocate resources. They are managed separately due to their unique service and processing requirements. The Company's chief operating decision maker is the President and Chief Executive Officer of Cass Information Systems, Inc.

The Information Services segment provides transportation, energy, telecommunication, and environmental invoice processing and payment services to large corporations. In addition, this segment provides church management software and on-line generosity services primarily for faith-based ministries. As discussed in Note 2 to the consolidated financial statements, the Company applied discontinued operations accounting to the assets and liabilities sold related to the TEM Business Unit for the three and six months ended June 30, 2026 and 2025, as applicable. The TEM Business Unit is included in the Information Services operating segment. The Banking Services segment provides banking services primarily to privately held businesses, franchise restaurants and faith-based ministries, as well as supporting the banking needs of the Information Services segment.
The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s 2025 Form 10-K. Both management and the chief operating decision maker evaluate segment performance based on pre-tax income after allocations for corporate expenses. Transactions between segments are accounted for at what management believes to be fair value.
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
Intersegment income (expense) primarily consists of payment processing fees paid by the Information Services segment to the Banking services segment. The Corporate elimination for total assets and interest income and interest expense primarily relates to allocated funds and related interest depending on funding needs of the operating segments.
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2026:
Fee revenue and other income	$27,631	$783	$508	$28,922
Gain on sale of investment securities	—	—	5	5
Interest income	13,085	16,702	(4,182)	25,605
Interest expense	216	6,598	(2,756)	4,058
Provision for credit losses	—	531	—	531
Total net revenue	40,500	10,356	(913)	49,943

Personnel expenses	24,038	3,047	—	27,085
Occupancy	509	194	—	703
Equipment	2,491	285	—	2,776
Bad debt recovery	(1,759)	—	—	(1,759)
Intersegment expense (income)	791	(791)	—	—
Other operating expense	6,181	1,783	—	7,964
Total operating expense	32,251	4,518	—	36,769
Pre-tax income from continuing operations	8,249	5,838	(913)	13,174
Pre-tax income from discontinued operations	16	—	—	16

Goodwill	16,028	136	—	16,164
Other intangible assets, net	3,142	—	—	3,142
Total assets	1,645,961	1,197,391	(327,140)	2,516,212
Average funding sources	$1,452,058	$791,043	$—	$2,243,101

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2025:
Fee revenue and other income	$27,348	$695	$463	$28,506
Loss on sale of investment securities	—	—	(3,558)	(3,558)
Interest income	10,888	16,699	(3,948)	23,639
Interest expense	258	8,031	(4,125)	4,164
Provision for credit losses	—	25	—	25
Total net revenue	37,978	9,338	(2,918)	44,398

Personnel expenses	24,792	2,960	—	27,752
Occupancy	500	169	—	669
Equipment	2,495	67	—	2,562
Intersegment expense (income)	899	(899)	—	—
Other operating expense	5,528	1,608	—	7,136
Total operating expense	34,214	3,905	—	38,119
Pre-tax income from continuing operations	3,764	5,433	(2,918)	6,279
Pre-tax income from discontinued operations	4,927	—	—	4,927

Goodwill	16,028	136	—	16,164
Other intangible assets, net	4,329	—	—	4,329
Total assets	1,438,612	1,183,758	(306,352)	2,316,018
Average funding sources	$1,339,550	$766,622	$—	$2,106,172

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Six Months Ended June 30, 2026:
Fee revenue and other income	$54,371	$1,507	$985	$56,863
Gain on sale of investment securities	—	—	10	10
Interest income	25,816	32,716	(7,823)	50,709
Interest expense	450	12,731	(5,235)	7,946
Provision for credit losses	—	592	—	592
Total net revenue	79,737	20,900	(1,593)	99,044

Personnel expenses	48,137	6,227	—	54,364
Occupancy	1,028	356	—	1,384
Equipment	4,646	562	—	5,208
Bad debt recovery	(1,759)	—	—	(1,759)
Intersegment income (expense)	1,661	(1,661)	—	—
Other operating expense	11,947	3,843	—	15,790
Total operating expense	65,660	9,327	—	74,987
Pre-tax income from continuing operations	14,077	11,573	(1,593)	24,057
Pre-tax income from discontinued operations	140	—	—	140

Goodwill	16,028	136	—	16,164
Other intangible assets, net	3,142	—	—	3,142
Total assets	1,645,961	1,197,391	(327,140)	2,516,212
Average funding sources	$1,440,696	$794,251	$—	$2,234,947

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Six Months Ended June 30, 2025:
Fee revenue and other income	$54,354	$1,303	$905	$56,562
Loss on sale of investment securities	—	—	(3,576)	(3,576)
Interest income	21,453	32,903	(7,328)	47,028
Interest expense	525	15,741	(7,986)	8,280
Provision for credit losses	—	930	—	930
Total net revenue	75,282	17,535	(2,013)	90,804

Personnel expenses	48,913	6,118	—	55,031
Occupancy	1,027	363	—	1,390
Equipment	4,722	134	—	4,856
Bad debt recovery	(2,000)	—	—	(2,000)
Intersegment income (expense)	1,772	(1,772)	—	—
Other operating expense	10,594	3,778	—	14,372
Total operating expense	65,028	8,621	—	73,649
Pre-tax income from continuing operations	10,254	8,914	(2,013)	17,155
Pre-tax income from discontinued operations	5,456	—	—	5,456

Goodwill	16,028	136	—	16,164
Other intangible assets, net	4,329	—	—	4,329
Total assets	1,438,612	1,183,758	(306,352)	2,316,018
Average funding sources	$1,338,846	$766,947	$—	$2,105,793
Note 7 – Loans by Type
A summary of loans is as follows:

(In thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$595,082	$553,107
Real estate:
Commercial:
Mortgage	92,072	97,567
Construction	20,669	12,943
Faith-based:
Mortgage	384,624	362,312
Construction	10,592	35,288
Total loans	$1,103,039	$1,061,217

The following table presents the aging of loans past due by category at June 30, 2026 and December 31, 2025:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
June 30, 2026
Commercial and industrial	$595,082	$—	$—	$—	$—	$595,082
Real estate
Commercial:
Mortgage	91,158	—	—	—	914	92,072
Construction	20,669	—	—	—	—	20,669
Faith-based:
Mortgage	383,890	—	—	—	734	384,624
Construction	10,592	—	—	—	—	10,592
Total	$1,101,391	$—	$—	$—	$1,648	$1,103,039
December 31, 2025
Commercial and industrial	$549,337	$—	$—	$—	$3,770	$553,107
Real estate
Commercial:
Mortgage	94,345	—	—	—	3,222	97,567
Construction	12,943	—	—	—	—	12,943
Faith-based:
Mortgage	362,312	—	—	—	—	362,312
Construction	35,288	—	—	—	—	35,288
Total	$1,054,225	$—	$—	$—	$6,992	$1,061,217

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of June 30, 2026 and December 31, 2025:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
June 30, 2026
Commercial and industrial	$576,307	$18,775	$—	$595,082
Real estate
Commercial:
Mortgage	78,799	12,359	914	92,072
Construction	20,669	—	—	20,669
Faith-based:
Mortgage	377,198	6,692	734	384,624
Construction	10,592	—	—	10,592
Total	$1,063,565	$37,826	$1,648	$1,103,039
December 31, 2025
Commercial and industrial	$531,443	$17,894	$3,770	$553,107
Real estate
Commercial:
Mortgage	81,744	12,601	3,222	97,567
Construction	12,943	—	—	12,943
Faith-based:
Mortgage	358,691	3,621	—	362,312
Construction	35,288	—	—	35,288
Total	$1,020,109	$34,116	$6,992	$1,061,217

[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things. There were no loans modified during the three and six months ended June 30, 2026. There were two loans modified during the three and six months ended June 30, 2025. Both loans modified during the three and six months ended June 30, 2025 were due to term extensions coupled with an interest rate increase.
There were no modified loans that had a payment default during the six months ended June 30, 2026 that had been modified due to the borrower experiencing financial difficulty within the 12 previous months preceding the default.
At June 30, 2026, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. There were no loans written off during the six months ended June 30, 2026.
At June 30, 2026, the Company had two non-accrual loans totaling $1.6 million that had an allowance for credit losses specifically allocated to them of $288,000 based on an evaluation of expected credit losses. There were three non-accrual loans at December 31, 2025 totaling $7.0 million. The Company did not record any interest income on non-accrual loans during the three and six months ended June 30, 2026 or 2025.
There were no foreclosed loans recorded as other real estate owned as of June 30, 2026 or December 31, 2025.
As of June 30, 2026, there was one loan totaling $1.0 million to executive officers or directors. There were no loans to executive officers or directors at December 31, 2025.
A summary of the activity in the allowance for credit losses (“ACL”) by category for the six months ended June 30, 2026 and year-ended December 31, 2025 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at January 1, 2025	$5,897	$1,023	$6,258	$217	$13,395
Provision for (release of) credit losses	(64)	(134)	288	112	202
Balance at December 31, 2025	$5,833	$889	$6,546	$329	$13,597
Provision for (release of) credit losses (1)	272	99	538	(132)	777
Balance at June 30, 2026	$6,105	$988	$7,084	$197	$14,374

(1)	For the six months ended June 30, 2026, there was a release of credit losses of $185,000 for unfunded commitments.
Note 8 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. As more fully described in the Form 10-K, such activities include traditional off-balance sheet credit-related financial instruments. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. An allowance for unfunded commitments of $234,000 and $419,000 had been recorded at June 30, 2026 and December 31, 2025, respectively.
At June 30, 2026, the balances of unfunded commitments, standby and commercial letters of credit were $139.4 million, $12.6 million, and $692,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.
Note 9 – Share-Based Compensation
On February 16, 2023, the Board of Directors adopted the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan"), which was approved by the Company's shareholders on April 18, 2023. The 2023 Omnibus Plan permits the issuance of up to 1.0 million shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units, phantom stock, and performance awards. During the six months ended June 30, 2026, 49,705 time-based restricted shares and 45,557 performance-based restricted shares were granted under the 2023 Omnibus Plan. Share-based compensation expense was $1.1 million and $2.6 million for the three and six months ended June 30, 2026, respectively, and $918,000 and $2.2 million for the three and six months ended June 30, 2025, respectively.
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
As of June 30, 2026, the total unrecognized compensation expense related to non-vested restricted shares was $2.2 million, and the related weighted-average period over which it is expected to be recognized is approximately 1.44 years.
Following is a summary of the activity of the Company's restricted stock for the six months ended June 30, 2026, with total shares and weighted-average fair value:

	Six Months Ended June 30, 2026
	Shares	Fair Value
Balance at December 31, 2025	273,543	$42.88
Granted	49,705	44.70
Vested	(102,693)	43.90
Forfeitures	(356)	44.29
Balance at June 30, 2026	220,199	$42.81
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
Following is a summary of the activity of the PBRS for the six months ended June 30, 2026, based on 100% of target value:

	Six Months Ended June 30, 2026
	Shares	Fair Value
Balance at December 31, 2025	151,780	$44.52
Granted	45,557	43.58
Vested	(49,055)	48.16
Forfeitures	(1,851)	42.28
Balance at June 30, 2026	146,431	$43.04
The PBRS that vested during the six months ended June 30, 2026 were based on the Company's achievement of 61.9% of target financial goals for the 2023-2025 performance period, resulting in the issuance of 30,364 shares of common stock. The outstanding PBRS at June 30, 2026 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
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
SERP cost recorded to expense was $108,000 and $216,000 for the three and six months ended June 30, 2026, respectively and $112,000 and $225,000 for the three and six months ended June 30, 2025, respectively.
Note 11 – Income Taxes
The effective tax rate for continuing operations was 19.7% for both the three and six months ended June 30, 2026 and was 17.8% and 20.1% for the three and six months ended June 30, 2025, respectively. The effective tax rate can differ from the statutory rate of 21% primarily due to the impact of state income taxes, tax-exempt interest received from municipal bonds, bank-owned life insurance income, and other factors.
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

	June 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$221,180	$3,221	$(10,941)	$213,460
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	504,340	189	(31,115)	473,414
Corporate bonds	30,767	—	(2,143)	28,624
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	21,478	—	(186)	21,292
Total	$777,765	$3,410	$(44,385)	$736,790

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$247,716	$3,228	$(10,733)	$240,211
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	503,599	2,144	(27,047)	478,696
Corporate bonds	30,895	—	(1,999)	28,896
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	23,294	—	(325)	22,969
Total	$805,504	$5,372	$(40,104)	$770,772
The fair values of investment securities with unrealized losses are as follows:

	June 30, 2026
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$5,882	$5	$105,314	$10,936	$111,196	$10,941
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	289,427	5,319	136,257	25,796	425,684	31,115
Corporate bonds	—	—	28,624	2,143	28,624	2,143
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	21,292	186	21,292	186
Total	$295,309	$5,324	$291,487	$39,061	$586,796	$44,385

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$—	$—	$139,379	$10,733	$139,379	$10,733
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	148,111	1,733	155,353	25,314	303,464	27,047
Corporate bonds	—	—	28,896	1,999	28,896	1,999
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	22,969	325	22,969	325
Total	$148,111	$1,733	$346,597	$38,371	$494,708	$40,104
There were 217 investment securities, or 75.6% (147 of which for greater than 12 months), in an unrealized loss position as of June 30, 2026. The unrealized losses at June 30, 2026 were primarily attributable to changes in market interest rates after the investment securities were purchased. The Company does not currently intend to sell, and based on current conditions, the Company does not believe it will be required to sell these available-for-sale investment securities before the recovery of the amortized cost basis, which may be the maturity dates of the investment securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. There were 204 investment securities, or 67.3% (177 of which for greater than 12 months), in an unrealized loss position as of December 31, 2025. At June 30, 2026 and December 31, 2025, the Company had not recorded an allowance for credit losses on investment securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2026
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$9,154	$9,099
Due after 1 year through 5 years	64,284	61,169
Due after 5 years through 10 years	152,876	141,453
Due after 10 years	551,451	525,069
Total	$777,765	$736,790
Proceeds from sales of investment securities classified as available-for-sale were $28.1 million and $31.6 million for the three and six months ended June 30, 2026, and were $30.1 million and $53.1 million for the three and six months ended June 30, 2025, respectively. Gross realized losses were $120,000 and $177,000 for the three and six months ended June 30, 2026, respectively, and were $3.6 million for both the three and six months ended June 30, 2025. There were $125,000 and $187,000 realized gains for the three and six months ended June 30, 2026, respectively, and $0 gross realized gains for both the three and six months ended June 30, 2025. There were no investment securities pledged to secure public deposits at June 30, 2026. The Company pledged municipal securities to secure its $80.0 million of short-term borrowings at June 30, 2026.

Note 13 – Short-term borrowings
The Company has lines of credit from three third party financial institutions up to a maximum of $250.0 million in aggregate collateralized by state and political subdivision securities. As of June 30, 2026, total outstanding borrowings under these facilities were $80.0 million. As such, the Company had future availability of $170.0 million at June 30, 2026.
The lines of credit mature on various dates from November 27, 2026 to June 30, 2027. The lines of credit bear interest at variable rates from a range of the Wall Street Journal ("WSJ") prime rate minus 0.50% to the WSJ prime rate minus 2.40%. All of the lines of credit include either a commitment fee or unused line fee of 0.10% per annum. During the three months ended June 30, 2026, the weighted‑average interest rate on outstanding short-term borrowings was 5.71%.
Availability under the lines of credit is subject to customary borrowing base provisions, financial covenants, and other terms as defined in the respective agreements. As of June 30, 2026, the Company was in compliance with all such covenants.
Note 14 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2026		December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$228,473	$228,473	$392,268	$392,268
Investment securities	736,790	736,790	770,772	770,772
Loans, net	1,088,665	1,083,141	1,047,620	1,044,045
Accrued interest receivable	7,939	7,939	9,170	9,170
Total	$2,061,867	$2,056,343	$2,219,830	$2,216,255
Balance sheet liabilities:
Deposits	$1,116,568	$1,116,568	$1,200,033	$1,200,033
Accounts and drafts payable	1,028,098	1,028,098	1,124,858	1,124,858
Short-term borrowings	80,000	80,000	—	—
Accrued interest payable	428	428	606	606
Total	$2,225,094	$2,225,094	$2,325,497	$2,325,497
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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope for the periods ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$16,086	$16,700	$31,814	$33,169
Financial fees	10,951	10,161	21,382	20,122
Information services payment and processing revenue	27,037	26,861	53,196	53,291
Bank service fees	398	350	770	686
Fee revenue (in-scope of FASB ASC 606)	27,435	27,211	53,966	53,977
Other income (out-of-scope of FASB ASC 606)	1,487	1,295	2,897	2,585
Gain (loss) on sale of investment securities	5	(3,558)	10	(3,576)
Total fee revenue and other income	$28,927	$24,948	$56,873	$52,986
Note 16 – Leases
The Company leases certain premises under operating leases. As of June 30, 2026, the Company had lease liabilities of $4.1 million and right-of-use assets of $4.0 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three and six months ended June 30, 2026, operating lease cost was $214,000 and $428,000, short-term lease cost was $42,000 and $88,000, and there was no variable lease cost. At June 30, 2026, the weighted-average remaining lease term for the operating leases was 5.7 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.75%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2025 Form 10-K for information regarding these commitments.

A maturity analysis of operating lease liabilities and undiscounted cash flows as of June 30, 2026 is as follows:

(In thousands)	June 30, 2026
Lease payments due
Less than 1 year	$813
1-2 years	830
2-3 years	708
3-4 years	720
4-5 years	732
Over 5 years	681
Total undiscounted cash flows	4,484
Discount on cash flows	335
Total lease liability	$4,149
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six months ended June 30, 2026.
Note 17 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2026. There were no other events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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
Recent Industry Developments and Items of Note
Contract freight rates have recently begun to increase, and, together with fuel surcharges from rising diesel prices, are contributing to higher Transportation dollars processed and paid. The increase in Transportation dollars paid is expected to increase the overall level of average accounts and drafts payable, which results in increased interest income, and average payments in advance of funding, which results in increased financial fees.
Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three months ended June 30, 2026 (“second quarter of 2026”) compared to the three months ended June 30, 2025 (“second quarter of 2025”) and the six months ended June 30, 2026 ("first half of 2026") compared to the six months ended June 30, 2025 ("first half of 2025"). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2025 Form 10-K. Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be attained for any other period.
Discontinued Operations
The Company has applied discontinued operations accounting in accordance with Accounting Standards Codification, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities sold related to the Company's TEM Business Unit for the three and six months ended June 30, 2026, and 2025, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements for further discussion regarding discontinued operations.

Summary of Results
The following table summarizes the Company’s operating results:

(In thousands except per share data)	Second Quarter of			First Half of
	2026	2025	% Change	2026	2025	% Change
Processing fees	$16,086	$16,700	(3.7)%	$31,814	$33,169	(4.1)%
Financial fees	10,951	10,161	7.8%	21,382	20,122	6.3%
Net interest income	21,547	19,475	10.6%	42,763	38,748	10.4%
Provision for credit losses	531	25	2024.0%	592	930	(36.3)%
Gain (loss) on sale of investment securities	5	(3,558)	N/M	10	(3,576)	N/M
Other	1,885	1,645	14.6%	3,667	3,271	12.1%
Total net revenue	49,943	44,398	12.5%	99,044	90,804	9.1%
Operating expense	36,769	38,119	(3.5)%	74,987	73,649	1.8%
Income before income tax expense	13,174	6,279	109.8%	24,057	17,155	40.2%
Income tax expense	2,599	1,119	132.3%	4,743	3,445	37.7%
Net income from continuing operations	$10,575	$5,160	104.9%	$19,314	$13,710	40.9%
Income from discontinued operations, net of tax	$12	$3,695	(99.7)%	$105	$4,111	(97.4)%
Net income	$10,587	$8,855	19.6%	$19,419	$17,821	9.0%
Diluted earnings per share from continuing operations	$0.81	$0.38	113.2%	$1.47	$1.01	45.5%
Diluted earnings per share from discontinued operations	$—	$0.28	(100.0)%	$0.01	$0.30	(96.7)%
Diluted earnings per share	$0.81	$0.66	22.7%	$1.48	$1.31	13.0%
Return on average assets	1.67%	1.48%	12.8%	1.54%	1.49%	3.4%
Return on average equity	17.72%	15.35%	15.4%	16.17%	15.62%	3.5%
Second quarter of 2026 compared to second quarter of 2025:
The Company recorded net revenue of $49.9 million during the second quarter of 2026, an increase of 12.5% from the second quarter of 2025, primarily driven by an increase in net interest income and financial fees, partially offset by lower processing fees. Operating expense decreased 3.5% compared to the second quarter of 2025 primarily due to $1.8 million bad debt recovery. Net income was $10.6 million, an increase of 19.6% and diluted EPS was $0.81 per share, an increase of 22.7% from the second quarter of 2025.
The Company posted a 1.67% return on average assets and 17.72% return on average equity.
First half of 2026 compared to first half of 2025:
The Company recorded net revenue of $99.0 million during the first half of 2026, an increase of 9.1% from the first half of 2025, primarily driven by an increase in net interest income and financial fees, partially offset by lower processing fees. Operating expense increased 1.8% compared to the first half of 2025. Net income was $19.4 million, an increase of 9.0% and diluted EPS was $1.48 per share, an increase of 13.0% from the first half of 2025.
The Company posted a 1.54% return on average assets and 16.17% return on average equity.
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

(In thousands)	Second Quarter of			First Half of
	2026	2025	% Change	2026	2025	% Change
Transportation invoice volume	8,670	8,837	(1.9)%	16,768	17,192	(2.5)%
Transportation invoice dollar volume	$10,062,357	$9,370,535	7.4%	$19,094,872	$18,013,673	6.0%
Facility-related transaction volume	4,018	4,141	(3.0)%	8,056	8,366	(3.7)%
Facility-related dollar volume	$5,656,647	$5,513,143	2.6%	$11,909,855	$11,336,078	5.1%
Average payments in advance of funding	$210,387	$176,191	19.4%	$193,779	$174,898	10.8%
Processing fees	$16,086	$16,700	(3.7)%	$31,814	$33,169	(4.1)%
Financial fees	$10,951	$10,161	7.8%	$21,382	$20,122	6.3%
Other fees	$1,885	$1,645	14.6%	$3,667	$3,271	12.1%
Gain (loss) on sale of investment securities	$5	$(3,558)	N/M	$10	$(3,576)	N/M
Second quarter of 2026 compared to second quarter of 2025:
Processing fees decreased $614,000, or 3.7% over the same period in the prior year reflecting lower transportation and facility invoice volumes.
Financial fees increased $790,000, or 7.8%, primarily attributable to an increase in average payments in advance of funding of 19.4% compared to the prior period.
The Company sold $34.0 million of corporate investment securities with a weighted-average yield of 2.29% at a loss of $3.6 million during the second quarter of 2025.
First half of 2026 compared to first half of 2025:
Processing fees decreased $1.4 million, or 4.1%, reflecting lower transportation and facility invoice volumes.
Financial fees increased $1.3 million, or 6.3%, primarily attributable to an increase in average payments in advance of funding of 10.8% compared to the prior period.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	Second Quarter of		First Half of
	2026	2025	2026	2025
Average earning assets	$2,199,091	$2,090,366	$2,206,922	$2,097,445
Average interest-bearing liabilities	652,859	615,932	652,595	622,045
Net interest income*	21,907	19,690	43,496	39,132
Net interest margin*	4.00%	3.78%	3.97%	3.76%
Yield on earning assets*	4.74%	4.58%	4.70%	4.56%
Cost of interest-bearing liabilities	2.49%	2.71%	2.46%	2.68%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2026 and 2025.

Second quarter of 2026 compared to second quarter of 2025:
The increase in net interest income is primarily attributable to the net interest margin improving to 4.00% as compared to 3.78% in the same period last year, in addition to an increase in average earning assets of $108.7 million, or 5.2%. The yield on interest-earning assets increased 16 basis points from 4.58% to 4.74% while the cost of interest-bearing liabilities decreased 22 basis points from 2.71% to 2.49%.
Average loans decreased $35.1 million, or 3.1%, to $1.09 billion. The average yield on loans increased 23 basis points to 5.87%, primarily due to the continued maturity and subsequent re-pricing of fixed rate loans originated in the years 2021 and 2022 to current market interest rates.
Average investment securities increased $136.9 million, or 20.6%, to $802.5 million. The increase was primarily driven by the partial repositioning of the portfolio at the end of the second quarter of 2025 as well as purchases of investments at current market rates. The average yield on taxable investment securities increased 58 basis points to 3.63% and the average yield on tax-exempt investment securities increased 113 basis points to 4.04%.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, increased $6.9 million, or 2.3%, to $305.8 million. The average yield on short-term investments decreased 66 basis points to 3.37%, primarily due to the decrease in the Federal Funds rate. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits increased $27.0 million, or 4.4%, to $642.9 million. Average non-interest-bearing demand deposits increased $39.1 million, or 10.0%, to $432.2 million. The increase in average non-interest bearing deposits is primarily due to growth within CassPay. The average rate paid on interest-bearing deposits decreased 27 basis points to 2.44% due to the reduction in short-term interest rates.
Average accounts and drafts payable increased $56.0 million, or 5.0%, to $1.18 billion. The increase in average accounts and drafts payable was primarily driven by the increase in transportation dollar volumes of 7.4% as well as the increase in facility dollar volumes of 2.6%.
First half of 2026 compared to first half of 2025:
The increase in net interest income is primarily attributable to the net interest margin improving to 3.97% as compared to 3.76% in the same period last year, in addition to an increase in average earning assets of $109.5 million, or 5.2%. The yield on interest-earning assets increased 14 basis points from 4.56% to 4.70% while the cost of interest-bearing liabilities decreased 22 basis points from 2.68% to 2.46%.
Average loans decreased $39.1 million, or 3.5%, to $1.08 billion. The average yield on loans increased 21 basis points to 5.84%, primarily due to the continued maturity and subsequent re-pricing of fixed rate loans originated in the years 2021 and 2022 to current market interest rates.
Average investment securities increased $167.1 million, or 26.2%, to $805.7 million due to the utilization of available liquidity to purchase investment securities. The average yield on taxable investment securities increased 63 basis points to 3.63% and the average yield on tax-exempt investment securities increased 123 basis points to 3.97%. The increase in yield was primarily driven by the partial repositioning of the portfolio at the end of the second quarter of 2025 as well as purchases of investments at current market rates.
Average short-term investments, consisting of interest-bearing deposits in other financial institutions and federal funds sold, decreased $18.5 million, or 5.4%, to $322.6 million. The average yield on short-term investments decreased 70 basis points to 3.38%, primarily due to the decrease in the Federal Funds rate. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest-bearing deposits increased $23.5 million, or 3.8%, to $645.6 million. Average non-interest-bearing demand deposits increased $27.9 million, or 7.0%, to $427.0 million. The increase in non-interest bearing demand deposits is primarily due to the growth in average CassPay deposits compared to the first half of 2025. The average rate paid on interest-bearing deposits decreased 26 basis points to 2.42% due to the reduction in short-term interest rates.
Average accounts and drafts payable increased $68.4 million, or 6.2%, to $1.18 billion. The increase in average accounts and drafts payable was primarily driven by the increase in facility dollar volumes of 5.1% as well as the increase in transportation dollar volumes of 6.0%.

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

(In thousands)	Second Quarter of 2026			Second Quarter of 2025
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:	$1,090,796	$15,956	5.87%	$1,125,899	$15,837	5.64%
Investment securities[3]:
Taxable	632,032	5,724	3.63%	524,666	3,991	3.05%
Tax-exempt[4]	170,504	1,716	4.04%	140,926	1,023	2.91%
Short-term investments	305,759	2,569	3.37%	298,875	3,002	4.03%
Total interest-earning assets	2,199,091	25,965	4.74%	2,090,366	23,853	4.58%
Non-interest-earning assets
Cash and due from banks	25,799			19,735
Premises and equipment, net	30,618			31,891
Bank-owned life insurance	52,839			50,924
Goodwill and other intangibles	19,446			20,634
Payments in advance of funding	210,387			176,191
Unrealized loss on investment securities	(40,829)			(51,810)
Other assets	63,109			64,833
Allowance for credit losses	(13,867)			(14,287)
Assets of discontinued operations	—			14,031
Total assets	$2,546,593			$2,402,508
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$521,616	$2,916	2.24%	$523,604	$3,394	2.60%
Savings deposits	6,070	18	1.19%	6,816	23	1.35%
Time deposits >= $100	36,996	319	3.46%	25,446	208	3.28%
Other time deposits	78,210	663	3.40%	60,055	538	3.59%
Total interest-bearing deposits	642,892	3,916	2.44%	615,921	4,163	2.71%
Short-term borrowings	9,967	142	5.71%	11	—	—%
Total interest-bearing liabilities	652,859	4,058	2.49%	615,932	4,163	2.71%
Non-interest bearing liabilities
Demand deposits	432,183			393,054
Accounts and drafts payable	1,178,774			1,122,739
Other liabilities	43,164			36,940
Liabilities of discontinued operations	—			2,429
Total liabilities	2,306,980			2,171,094
Shareholders’ equity	239,613			231,414
Total liabilities and shareholders’ equity	$2,546,593			$2,402,508
Net interest income		$21,907			$19,690
Net interest margin			4.00%			3.78%
Interest spread			2.25%			1.87%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $121,000 and $118,000 for the second quarter of 2026 and 2025, respectively.
3.Yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2026 and 2025. The tax-equivalent adjustment was approximately $360,000 and $215,000 for the second quarter of 2026 and 2025, respectively.

(In thousands)	First Half of 2026			First Half of 2025
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest-earning assets
Loans[2]:	$1,078,651	$31,233	5.84%	$1,117,758	$31,187	5.63%
Investment securities[3]:
Taxable	628,361	11,318	3.63%	504,215	7,505	3.00%
Tax-exempt[4]	177,291	3,488	3.97%	134,352	1,824	2.74%
Short-term investments	322,619	5,402	3.38%	341,120	6,895	4.08%
Total interest-earning assets	2,206,922	51,441	4.70%	2,097,445	47,411	4.56%
Non-interest-earning assets
Cash and due from banks	24,080			20,170
Premises and equipment, net	30,121			31,395
Bank-owned life insurance	52,604			50,712
Goodwill and other intangibles	19,592			20,846
Payments in advance of funding	193,779			174,898
Unrealized loss on investment securities	(35,954)			(54,061)
Other assets	57,879			63,673
Allowance for credit losses	(13,734)			(13,848)
Assets of discontinued operations	—			14,211
Total assets	$2,535,289			$2,405,441
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$526,153	$5,781	2.22%	$530,731	$6,767	2.57%
Savings deposits	6,282	37	1.19%	7,323	47	1.29%
Time deposits >= $100	35,701	616	3.48%	25,592	420	3.31%
Other time deposits	77,426	1,310	3.41%	58,388	1,045	3.61%
Total interest-bearing deposits	645,562	7,744	2.42%	622,034	8,279	2.68%
Short-term borrowings	7,033	201	5.76%	11	—	—%
Total interest-bearing liabilities	652,595	7,945	2.46%	622,045	8,279	2.68%
Non-interest bearing liabilities:
Demand deposits	426,971			399,085
Accounts and drafts payable	1,175,456			1,107,031
Other liabilities	38,050			44,784
Liabilities of discontinued operations	—			2,474
Total liabilities	2,293,072			2,175,419
Shareholders’ equity	242,217			230,022
Total liabilities and shareholders’ equity	$2,535,289			$2,405,441
Net interest income		$43,496			$39,132
Net interest margin			3.97%			3.76%
Interest spread			2.24%			1.88%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $223,000 and $485,000 for the six months ended June 30, 2026 and 2025, respectively.
3.Yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both the six months ended June 30, 2026 and 2025. The tax-equivalent adjustment was approximately $732,000 and $383,000 for the six months ended June 30, 2026 and 2025, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	Second Quarter of 2026 Compared to Second Quarter of 2025
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$(508)	$627	$119
Investment securities:
Taxable	898	835	1,733
Tax-exempt[2]	243	450	693
Short-term investments	68	(501)	(433)
Total interest income	701	1,411	2,112
Increase (decrease) in interest expense:
Interest-bearing demand deposits	(13)	(465)	(478)
Savings deposits	(2)	(3)	(5)
Time deposits >=$100	99	12	111
Other time deposits	155	(30)	125
Short-term borrowings	—	142	142
Total interest expense	239	(344)	(105)
Net interest income	$462	$1,755	$2,217
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the three months ended June 30, 2026 and 2025.

(In thousands)	First Half of 2026 Compared to First Half of 2025
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$(1,104)	$1,150	$46
Investment securities:
Taxable	2,058	1,755	3,813
Tax-exempt[2]	692	972	1,664
Short-term investments	(359)	(1,134)	(1,493)
Total interest income	1,287	2,743	4,030
Interest expense on:
Interest-bearing demand deposits	(59)	(927)	(986)
Savings deposits	(6)	(4)	(10)
Time deposits >=$100	173	23	196
Other time deposits	326	(61)	265
Short-term borrowings	—	201	201
Total interest expense	434	(768)	(334)
Net interest income	$853	$3,511	$4,364
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the six months ended June 30, 2026 and 2025.

Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a provision for credit losses and off-balance sheet credit exposures of $531,000 and $25,000 for the second quarter of 2026 and 2025, respectively. The Company recorded a provision for credit losses and off-balance sheet credit exposures of $592,000 and $930,000 for the first half of 2026 and 2025, respectively. The amount of the provision for (release of) credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the provision for (release of) credit losses will fluctuate as determined by these quarterly analyses. The provision for credit losses in the second quarter of 2026 was driven by a specific reserve on a nonperforming commercial real estate loan and an increase in total loans of $41.8 million, or 3.9%, as compared to December 31, 2025.
The Company experienced no loan charge-offs in the first half of 2026 or 2025. The ACL was $14.4 million at June 30, 2026 and $13.6 million at December 31, 2025. The ACL represented 1.30% of outstanding loans at June 30, 2026 and 1.28% of outstanding loans at December 31, 2025. The allowance for unfunded commitments was $234,000 at June 30, 2026 and $419,000 at December 31, 2025. There were $1.6 million of nonperforming loans outstanding at June 30, 2026 and $7.0 million at December 31, 2025. The Company has a specific allowance for credit losses of $288,000 allocated to its non-accrual loans at June 30, 2026.
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
Summary of Credit Loss Experience
The following table presents information on the Company's provision for (release of) credit losses and analysis of the ACL:

	Second Quarter of		First Half of
(In thousands)	2026	2025	2026	2025
Allowance for credit losses at beginning of period	$13,861	$14,286	$13,597	$13,395
Provision for credit losses	513	10	777	901
Allowance for credit losses at end of period	$14,374	$14,296	$14,374	$14,296

Allowance for unfunded commitments at beginning of period	$216	$287	$419	$273
Provision for (release of) credit losses	18	15	(185)	29
Allowance for unfunded commitments at end of period	$234	$302	$234	$302

Loans outstanding:
Average	$1,090,796	$1,125,899	$1,078,651	$1,117,758
June 30	$1,103,039	$1,117,004	$1,103,039	$1,117,004
Ratio of allowance for credit losses to loans outstanding at June 30	1.30%	1.28%	1.30%	1.28%
Operating Expenses
Total operating expenses for the second quarter of 2026 decreased $1.4 million, or 3.5%, as compared to the second quarter of 2025. Total operating expenses for the first half of 2026 increased $1.3 million, or 1.8%, as compared to the first half of 2025. The following table details the components of operating expenses:

(In thousands)	Second Quarter of		First Half of
	2026	2025	2026	2025
Salaries and commissions	$20,241	$20,638	$39,509	$40,301
Share-based compensation	1,130	918	2,569	2,159
Employee profit sharing	1,959	1,583	3,593	3,085
Other benefits	3,755	4,613	8,693	9,486
Personnel	$27,085	$27,752	$54,364	$55,031
Occupancy	703	669	1,384	1,390
Equipment	2,776	2,562	5,208	4,856
Bad debt recovery	(1,759)	—	(1,759)	(2,000)
Amortization of intangible assets	293	293	586	586
Other operating expense	7,671	6,843	15,204	13,786
Total operating expense	$36,769	$38,119	$74,987	$73,649
Second quarter of 2026 compared to second quarter of 2025:
Salaries and commissions decreased $397,000, or 1.9%, as a result of a decrease in average full-time equivalent employees ("FTEs") of 9.0% due to automation and the ongoing consolidation within the Company's Facilities division, partially offset by merit increases. Share-based compensation and employee profit sharing increased $212,000 and $376,000, respectively, due to the improvement in net income from continuing operations. Other benefits decreased $858,000, or 18.6%, due to the decrease in FTEs in addition to lower health insurance claims and related expenses as compared to the second quarter of 2025.
Equipment expense increased $214,000, primarily due to an increase in depreciation and licensing and maintenance expense on software related to technology initiatives.
The Company recorded a bad debt recovery of $1.8 million related to the second annual payment in a litigation settlement. Three annual payments remaining of $1.25 million each, plus interest, remain under the settlement agreement.
Other operating expense increased $828,000, or 12.1%. The increase is primarily due to higher business development costs and professional fees.
First half of 2026 compared to first half of 2025:
Salaries and commissions decreased $792,000, or 2.0%, as a result of a decrease in average full-time equivalent employees ("FTEs") of 8.4% due to automation and the ongoing consolidation within the Company's Facilities division, partially offset by merit increases. Share-based compensation and employee profit sharing increased $410,000 and $508,000, respectively, due to the improvement in net income from continuing operations. Other benefits decreased $793,000, or 8.4%, due to the decrease in FTEs in addition to lower health insurance claims and related expenses.
Equipment expense increased $352,000, primarily due to an increase in depreciation and licensing and maintenance expense on software related to technology initiatives.
The Company recorded a bad debt recovery of $1.8 million during the first half of 2026 compared to $2.0 million during the first half of 2025.
Other operating expense increased $1.4 million, or 10.3%. The increase is primarily due to higher business development costs and professional fees.

Net Income from Discontinued Operations

(In thousands except per share data)	Second Quarter of			First Half of
	2026	2025	% Change	2026	2025	% Change
Processing fees	$—	$3,807	N/M	$—	$7,630	N/M
Financial fees	—	475	N/M	—	888	N/M
Other fees	736	1,454	(49.4)%	1,469	1,836	(20.0)%
Gain on sale of TEM business	—	3,550	N/M	—	3,550	N/M
Total revenues	736	9,286	(92.1)%	1,469	13,904	(89.4)%
Operating expense	720	4,359	(83.5)%	1,329	8,448	(84.3)%
Income before income tax expense	16	4,927	(99.7)%	140	5,456	(97.4)%
Income tax expense	4	1,232	(99.7)%	35	1,345	(97.4)%
Net income from discontinued operations	$12	$3,695	(99.7)%	$105	$4,111	(97.4)%
Second quarter of 2026 compared to second quarter of 2025:
Net income from discontinued operations was $12,000, a decrease of $3.7 million, or 99.7% over the same period in the prior year. The decrease is primarily due to the gain on sale of the TEM Business Unit of $3.6 million in the second quarter of 2025.
First half of 2026 compared to first half of 2025:
Net income from discontinued operations was $105,000, a decrease of $4.0 million, or 97.4% over the same period in the prior year. The decrease is primarily due to the gain on sale of the TEM Business Unit of $3.6 million in the first half of 2025.
Financial Condition
Total assets at June 30, 2026 were $2.52 billion, a decrease of $89.8 million, or 3.4%, from December 31, 2025.
The Company experienced a decrease in cash and cash equivalents of $163.8 million, or 41.8%, during the first half of 2026. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily impacted by changes in funding sources, mainly accounts and drafts payable, deposits and short-term borrowings, cash flows in and out of loans, investment securities, accounts and drafts receivable, and payments in advance of funding.
The investment securities portfolio decreased $34.0 million, or 4.4%, during the first half of 2026. The decrease is primarily due to sales of $31.6 million, and maturities of $39.0 million, partially offset by purchases of $42.3 million.
Loans increased $41.8 million, or 3.9%, from December 31, 2025. The Company experienced growth in its commercial and industrial loan portfolio during the first half of 2026.
Payments in advance of funding increased $85.1 million, or 51.7%, primarily due to a higher level of demand for the Company's early payment solutions as well as timing of quarter end advances.
Accounts and drafts receivable from customers decreased $24.7 million, or 35.6%, from December 31, 2025. The decrease is solely due to timing of customer funding.
Total deposits at June 30, 2026 were $1.12 billion, a decrease of $83.5 million, or 7.0%, from December 31, 2025. Given the nature of the Company's deposit base being larger commercial clients, the ending balance of deposits will fluctuate from period end to period end due to liquidity needs of these clients. Average balances are generally a more meaningful measure of deposits.
Accounts and drafts payable at June 30, 2026 were $1.03 billion, a decrease of $96.8 million, or 8.6%, from December 31, 2025. Accounts and drafts payable are a stable source of funding generated by payment float from transportation and facility clients. The ending balance of accounts and drafts payable will fluctuate from period to period due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are generally a more meaningful measure of accounts and drafts payable.
Short-term borrowings were $80.0 million at June 30, 2026. The Company borrowed on its lines of credit primarily to fund the $85.1 million increase in payments as compared to December 31, 2025.
Total liabilities at June 30, 2026 were $2.27 billion, a decrease of $91.5 million, or 3.9%, from December 31, 2025, reflective of the decrease in accounts and drafts payable and total deposits, partially offset by the increase in short-term borrowings.
Total shareholders’ equity at June 30, 2026 was $244.7 million, a $1.7 million increase from December 31, 2025. The increase in shareholders’ equity is a result of net income of $19.4 million, partially offset by dividends paid of $8.2 million, the repurchase of Company stock of $6.0 million, and an increase in accumulated other comprehensive loss of $4.2 million.
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
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $228.5 million at June 30, 2026, a decrease of $163.8 million, or 41.8%, from December 31, 2025. At June 30, 2026, these assets represented 9.1% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities were $736.8 million at June 30, 2026, a decrease of $34.0 million from December 31, 2025. These assets represented 29.3% of total assets at June 30, 2026. Of the total portfolio, 1.2% mature in one year, 8.3% mature in one to five years, and 90.5% mature in five or more years. The Company maintains a weighted average duration of its investment securities portfolio of approximately five years given the Company's asset sensitivity with approximately 70% of its funding sources being non-interest bearing.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of June 30, 2026, the Bank also has secured lines of credit with the Federal Home Loan Bank of $224.1 million collateralized by mortgage loans. The Bank had no amounts outstanding under any line of credit as of December 31, 2025.
The Company also has secured lines of credit from three banks up to a maximum of $250.0 million in aggregate collateralized by investment securities. There was $80.0 million total outstanding on the Company's lines of credit as of June 30, 2026.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank, including CassPay and faith-based customers. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $75.7 million of CDARS deposits and interest-bearing demand deposits include $176.1 million of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.
Net cash flows provided by operating activities were $31.5 million for the first half of 2026, compared to $20.3 million for the first half of 2025, an increase of $11.2 million. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2026, which are estimated to be approximately $6.0 million. Capital expenditures in 2026 are expected to primarily consist of purchases of equipment and software related to the payment and information processing services business.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $22.5 million and $22.2 million for the first half of 2026 and 2025, respectively. The increase was primarily due to higher net income of $1.6 million, partially offset by lower net amortization of premiums/discounts on investment securities of $1.3 million and lower depreciation of $32,000. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment.
Other factors impacting the $11.2 million increase in net cash provided by operating activities include:

•A change in the current income tax liability of $5.7 million;
•A change in other operating activities of $3.3 million; and
•An increase in stock-based compensation of $410,000.
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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2026
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$270,537	15.52%	$139,483	8.00%	$ N/A	N/A %
Cass Commercial Bank	210,792	18.40	91,657	8.00	114,572	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	255,929	14.68	78,459	4.50	N/A	N/A
Cass Commercial Bank	196,654	17.16	51,557	4.50	74,472	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	255,929	14.68	104,612	6.00	N/A	N/A
Cass Commercial Bank	196,654	17.16	68,743	6.00	91,657	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	255,929	10.13	101,091	4.00	N/A	N/A
Cass Commercial Bank	196,654	14.10	55,790	4.00	69,738	5.00
At December 31, 2025
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$262,792	15.95%	$131,837	8.00%	$ N/A	N/A %
Cass Commercial Bank	217,409	19.61	88,677	8.00	110,847	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	248,776	15.10	74,158	4.50	N/A	N/A
Cass Commercial Bank	203,943	18.40	49,881	4.50	72,050	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	248,776	15.10	98,878	6.00	N/A	N/A
Cass Commercial Bank	203,943	18.40	66,508	6.00	88,677	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	248,776	9.91	100,367	4.00	N/A	N/A
Cass Commercial Bank	203,943	14.48	56,357	4.00	70,446	5.00

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
The following table summarizes simulated changes in net interest income versus unchanged rates over the next 12 months as of June 30, 2026 and December 31, 2025.

	% change in projected net interest income
	June 30, 2026	December 31, 2025
+300 basis points	3.5%	10.7%
+200 basis points	2.8%	7.6%
+100 basis points	1.2%	3.7%
Flat rates	—%	—%
-100 basis points	0.4%	(2.5)%
-200 basis points	(0.8)%	(6.1)%
-300 basis points	(2.9)%	(10.6)%
The Company is generally asset sensitive as average interest-earning assets of $2.20 billion for the second quarter of 2026 greatly exceeded average interest-bearing liabilities of $652.9 million. The table above on the projected impact of interest rate shocks results from a static balance sheet at June 30, 2026. Primarily as a result of $80.0 million in short-term borrowings at June 30, 2026, the simulated changes in projected net interest income from a static balance sheet are not indicative of what would occur in the next 12 months as the Company is not forecasting a significant balance in average short-term borrowings for the remainder of 2026. The Company believes that the interest rate shock results shown for December 31, 2025 are more indicative of what would happen in the various interest rate scenarios.
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
There were no changes in the second quarter of 2026 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2026, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026–April 30, 2026	20,566	$48.09	500	809,668
May 1, 2026–May 31, 2026	45,057	46.87	45,057	764,611
June 1, 2026–June 30, 2026	20,000	46.82	20,000	744,611
Total	85,623	$47.15	65,557	744,611
(1)During the quarter ended June 30, 2026, there were 65,557 shares repurchased pursuant to the Company's publicly announced treasury stock buyback program and 20,066 shares transferred from employees in satisfaction of tax withholding obligations upon the vesting of restricted stock.
(2)On November 6, 2025, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock with no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the second quarter of 2026.
(c)During the three months ended June 30, 2026, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

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

CASS INFORMATION SYSTEMS, INC.

DATE: August 5, 2026	By	/s/ Martin H. Resch
Martin H. Resch
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 5, 2026	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)