Form 10-Q
period 2026-09-30
CASS INFORMATION SYSTEMS INC
filed 2026-11-04
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
Yes     ☐                 No    ☒
The number of shares outstanding of the registrant's only class of common stock as of November 2, 2026: Common stock, par value $.50 per share – 12,795,540 shares outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands except Share and Per Share Data)

	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$22,792	$26,129
Short-term investments	233,078	366,139
Cash and cash equivalents	255,870	392,268
Investment securities available-for-sale, at fair value	802,463	770,772

Loans	1,064,723	1,061,217
Less: Allowance for credit losses	13,602	13,597
Loans, net	1,051,121	1,047,620
Payments in advance of funding	257,706	164,514
Premises and equipment, net	29,786	29,449
Investment in bank-owned life insurance	53,670	52,195
Goodwill	16,164	16,164
Other intangible assets, net	2,855	3,728
Accounts and drafts receivable from customers	4,999	69,425
Other assets	81,328	59,889
Total assets	$2,555,962	$2,606,024

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest bearing	$496,255	$513,434
Interest bearing	656,114	686,599
Total deposits	1,152,369	1,200,033
Accounts and drafts payable	1,131,354	1,124,858
Other liabilities	46,200	38,135
Total liabilities	2,329,923	2,363,026

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at September 30, 2026 and December 31, 2025; 12,806,149 and 12,917,637 shares outstanding at September 30, 2026 and December 31, 2025, respectively.	7,753	7,753
Additional paid-in capital	208,061	207,052
Retained earnings	184,763	167,092
Common shares in treasury, at cost (2,699,623 shares at September 30, 2026 and 2,588,135 shares at December 31, 2025)	(117,437)	(112,148)
Accumulated other comprehensive loss	(57,101)	(26,751)
Total shareholders’ equity	226,039	242,998
Total liabilities and shareholders’ equity	$2,555,962	$2,606,024
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fee Revenue and Other Income:
Processing fees	$15,892	$16,655	$47,706	$49,824
Financial fees	11,640	10,416	33,022	30,538
(Loss) gain on sale of investment securities	(38)	4	(28)	(3,572)
Other	2,099	1,768	5,766	5,039
Total fee revenue and other income	29,593	28,843	86,466	81,829

Interest Income:
Interest and fees on loans	15,989	15,632	47,222	46,819
Interest and dividends on investment securities:
Taxable	5,919	4,491	17,237	11,996
Exempt from federal income taxes	1,290	1,188	4,046	2,629
Interest on federal funds sold and other short-term investments	3,517	3,860	8,919	10,755
Total interest income	26,715	25,171	77,424	72,199

Interest Expense:
Interest on deposits	3,821	4,151	11,565	12,431
Interest on short-term borrowings	2	—	204	—
Total interest expense	3,823	4,151	11,769	12,431
Net interest income	22,892	21,020	65,655	59,768
(Release of) provision for credit losses	(211)	(193)	381	737
Net interest income after (release of) provision for credit losses	23,103	21,213	65,274	59,031
Total net revenue	52,696	50,056	151,740	140,860

Operating Expense:
Salaries and commissions	20,687	20,105	60,196	60,406
Share-based compensation	1,012	1,018	3,581	3,177
Employee profit sharing	1,956	1,685	5,549	4,770
Other benefits	3,992	4,798	12,685	14,284
Total personnel expenses	27,647	27,606	82,011	82,637
Occupancy	735	734	2,119	2,124
Equipment	2,937	2,513	8,145	7,369
Amortization of intangible assets	286	293	872	879
Bad debt recovery	—	—	(1,759)	(2,000)
Other operating expense	8,175	7,295	23,379	21,081
Total operating expense	39,780	38,441	114,767	112,090
Income from continuing operations, before income tax expense	12,916	11,615	36,973	28,770
Income tax expense	2,348	2,403	7,091	5,848
Net income from continuing operations	10,568	9,212	29,882	22,922
Income (loss) from discontinued operations, net of tax	6	(106)	111	4,005
Net income	$10,574	$9,106	$29,993	$26,927

Basic earnings per share from continuing operations	$.83	$.70	$2.33	$1.73
Basic earnings (loss) per share from discontinued operations	—	(.01)	.01	.30
Basic earnings per share	$.83	$.69	$2.34	$2.03

Diluted earnings per share from continuing operations	$.81	$.69	$2.28	$1.69
Diluted earnings (loss) per share from discontinued operations	—	(.01)	.01	.30
Diluted earnings per share	$.81	$.68	$2.29	$1.99
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Comprehensive Income:
Net income	$10,574	$9,106	$29,993	$26,927
Other comprehensive (loss) income:
Net unrealized (loss) gain on securities available-for-sale	(34,397)	4,882	(40,631)	17,145
Tax effect	8,187	(1,161)	9,672	(4,080)
Reclassification adjustments for losses (gains) included in net income	38	(4)	28	3,572
Tax effect	(9)	1	(7)	(850)
Amortization of net loss on supplemental executive retirement plan	—	—	(189)	—
Tax effect	—	—	45	—
Foreign currency translation adjustments	(10)	(475)	732	(31)
Total comprehensive (loss) income	$(15,617)	$12,349	$(357)	$42,683
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$29,993	$26,927
Less: net income from discontinued operations	111	4,005
Net income from continuing operations	29,882	22,922
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	872	879
Net (accretion) amortization of premium/discount on investment securities	(899)	981
Depreciation	4,735	4,474
Loss on sale of investment securities	28	3,572
Share-based compensation expense	3,581	3,177
Provision for credit losses	381	737
Increase in current income tax liability	7,254	2,190
Increase in accounts receivable	(5,142)	(349)
Other operating activities, net	(4,990)	(4,624)
Net cash provided by operating activities - continuing operations	35,702	33,959
Net cash provided by (used in) operating activities - discontinued operations	111	(1,370)
Net cash provided by operating activities	35,813	32,589

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available-for-sale	37,914	125,815
Proceeds from maturities of investment securities available-for-sale	60,274	55,814
Purchase of investment securities available-for-sale	(169,611)	(354,813)
Net increase in loans	(4,014)	(6,358)
Proceeds from sale of TEM business unit	—	18,000
(Increase) decrease in payments in advance of funding	(93,192)	20,490
Purchases of premises and equipment, net	(6,658)	(4,946)
Net cash used in investing activities - continuing operations	(175,287)	(145,998)
Net cash used in investing activities - discontinued operations	—	(99)
Net cash used in investing activities	(175,287)	(146,097)

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest bearing demand deposits	(17,179)	155,939
Net decrease in interest bearing demand and savings deposits	(66,620)	(101,037)
Net increase in time deposits	36,135	11,842
Net decrease in accounts and drafts receivable from customers	64,427	6,108
Net increase in accounts and drafts payable	6,496	760
Cash dividends paid	(12,322)	(12,376)
Purchase of common shares for treasury	(5,995)	(17,728)
Other financing activities, net	(1,866)	(1,429)
Net cash provided by financing activities - continuing operations	3,076	42,079
Net cash used in financing activities - discontinued operations	—	(19,665)
Net cash provided by financing activities	3,076	22,414
Net decrease in cash and cash equivalents	(136,398)	(91,094)
Cash and cash equivalents at beginning of period	392,268	349,728
Cash and cash equivalents at end of period	$255,870	$258,634

Supplemental information:
Cash paid for interest	$12,002	$12,126
Cash paid for income taxes	2,077	4,890
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2025	$7,753	$204,842	$158,005	$(97,103)	$(32,675)	$240,822
Net income			9,106			9,106
Cash dividends ($0.31 per share)			(4,073)			(4,073)
Issuance of 1,490 common shares pursuant to share-based compensation plans, net		65		—		65
Share-based compensation expense		1,018		—		1,018
Purchase of 159,587 common shares				(6,732)		(6,732)
Other comprehensive gain					3,243	3,243
Balance, September 30, 2025	$7,753	$205,925	$163,038	$(103,835)	$(29,432)	$243,449

Balance, June 30, 2026	$7,753	$206,971	$178,287	$(117,437)	$(30,910)	$244,664
Net income			10,574			10,574
Cash dividends ($0.32 per share)			(4,098)			(4,098)
Issuance of 1,512 common shares pursuant to share-based compensation plans, net		78		—		78
Share-based compensation expense		1,012		—		1,012
Other comprehensive loss					(26,191)	(26,191)
Balance, September 30, 2026	$7,753	$208,061	$184,763	$(117,437)	$(57,101)	$226,039
See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)
(Dollars in Thousands except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2024	$7,753	$205,593	$148,487	$(87,615)	$(45,188)	$229,030
Net income			26,927			26,927
Cash dividends ($0.93 per share)			(12,376)			(12,376)
Issuance of 120,642 common shares pursuant to share-based compensation plans, net		(2,927)		1,563		(1,364)
Share-based compensation expense		3,259		(55)		3,204
Purchase of 415,965 common shares				(17,728)		(17,728)
Other comprehensive gain					15,756	15,756
Balance, September 30, 2025	$7,753	$205,925	$163,038	$(103,835)	$(29,432)	$243,449

Balance, December 31, 2025	$7,753	$207,052	$167,092	$(112,148)	$(26,751)	$242,998
Net income			29,993			29,993
Cash dividends ($0.96 per share)			(12,322)			(12,322)
Issuance of 81,581 common shares pursuant to share-based compensation plans, net		(2,587)		721		(1,866)
Share-based compensation expense		3,596		(15)		3,581
Purchase of 130,359 common shares				(5,995)		(5,995)
Other comprehensive loss					(30,350)	(30,350)
Balance, September 30, 2026	$7,753	$208,061	$184,763	$(117,437)	$(57,101)	$226,039
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
Note 2 - Discontinued Operations and Assets and Liabilities Held for Sale
On April 7, 2025, the Company signed an Asset Purchase Agreement providing for the sale of its telecom expense management and managed mobility solutions business unit ("TEM Business Unit") to Asignet USA Inc. ("Asignet") for a purchase price of $18.0 million. The sale closed on June 30, 2025. The Company also signed a Transition Services Agreement with Asignet to provide certain information technology, data ingestion, and payment processing services for a period of time not to exceed 18 months after closing.
The Company has applied discontinued operations accounting in accordance with Accounting Standards Codification, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities sold related to the Company's TEM Business Unit for the three and nine months ended September 30, 2026 and 2025, as applicable. The sale of the TEM Business Unit represents a strategic shift due to the Company completely exiting both the telecom expense management and managed mobility solutions businesses. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted. The TEM Business Unit is included in the Information Services operating segment.

Income from discontinued operations, net of tax, for the three and nine months ended September 30, 2026, and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2026	2025	2026	2025
Fee Revenue and Other Income:
Processing fees	$—	$—	$—	$7,630
Financial fees	—	—	—	888
Other	503	772	1,972	2,608
Gain on sale of TEM Business Unit	—	—	—	3,550
Total fee revenue and other income	503	772	1,972	14,676

Operating Expense:
Salaries and commissions	375	536	1,209	6,150
Share-based compensation	—	—	—	28
Other benefits	41	183	185	1,324
Total personnel expenses	416	719	1,394	7,502
Occupancy	—	23	44	384
Equipment	—	1	—	100
Amortization of intangible assets	—	—	—	19
Other operating expense	79	170	386	1,357
Total operating expense	495	913	1,824	9,362
Income (loss) from discontinued operations, before income tax expense (benefit)	8	(141)	148	5,314
Income tax expense (benefit)	2	(35)	37	1,309
Net income (loss) from discontinued operations	$6	$(106)	$111	$4,005
Note 3 – Intangible Assets
The Company accounts for intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets, which requires that intangibles with indefinite useful lives be tested annually for impairment, or when management deems there is a triggering event, and those with finite useful lives be amortized over their useful lives.
Details of the Company’s intangible assets are as follows:

	September 30, 2026		December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$6,215	$(5,191)	$6,215	$(5,003)
Software	5,512	(3,877)	5,512	(3,244)
Trade name	373	(177)	373	(125)
Unamortized intangible assets:
Goodwill	16,164	—	16,164	—
Total intangible assets	$28,264	$(9,245)	$28,264	$(8,372)
The customer lists are amortized over 5 to 10 years; software over 3 to 7 years; and trade names over 10 to 20 years. Amortization of intangible assets amounted to $286,000 and $872,000 for the three and nine months ended September 30, 2026, respectively. Amortization of intangible assets amounted to $293,000 and $879,000 for the three and nine months ended September 30, 2025, respectively. Estimated annual amortization of intangibles is $1.1 million in 2026, $720,000 in 2027 and 2028, $689,000 in 2029, and $188,000 in 2030.
Note 4 – Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding.
The calculations of basic and diluted earnings per share are as follows:

(In thousands except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic:
Net income from continuing operations	$10,568	$9,212	$29,882	$22,922
Net income (loss) from discontinued operations	6	(106)	111	4,005
Net income	$10,574	$9,106	$29,993	$26,927
Weighted-average common shares outstanding	12,776,259	13,116,216	12,818,150	13,263,738
Basic earnings per share from continuing operations	$0.83	$0.70	$2.33	$1.73
Basic earnings (loss) per share from discontinued operations	$—	$(0.01)	$0.01	$0.30
Basic earnings per share	$0.83	$0.69	$2.34	$2.03

Diluted:
Net income from continuing operations	$10,568	$9,212	$29,882	$22,922
Net income (loss) from discontinued operations	6	(106)	111	4,005
Net income	$10,574	$9,106	$29,993	$26,927
Weighted-average common shares outstanding	12,776,259	13,116,216	12,818,150	13,263,738
Effect of dilutive restricted stock	264,992	283,139	268,754	281,929
Weighted-average common shares outstanding assuming dilution	13,041,251	13,399,355	13,086,904	13,545,667
Diluted earnings per share from continuing operations	$0.81	$0.69	$2.28	$1.69
Diluted earnings (loss) per share from discontinued operations	$—	$(0.01)	$0.01	$0.30
Diluted earnings per share	$0.81	$0.68	$2.29	$1.99
Note 5 – Stock Repurchases
The Company maintains a treasury stock buyback program pursuant to which, on November 6, 2025, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock with no expiration date. The Company repurchased zero and 130,359 shares during the three and nine months ended September 30, 2026, respectively and 159,587 and 415,965 shares during the three and nine months ended September 30, 2025, respectively. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions. As of September 30, 2026, the Company had 744,611 shares remaining available for repurchase under the program.
Note 6 – Industry Segment Information
The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each segment provides distinct services marketed through different channels and is evaluated using the financial information presented to the chief operating decision maker for purposes of assessing performance, developing strategy and allocating resources. They are managed separately due to their unique service and processing requirements. The Company's chief operating decision maker is the President and Chief Executive Officer of Cass Information Systems, Inc.
The Information Services segment provides transportation, energy, telecommunication, and environmental invoice processing and payment services to large corporations. In addition, this segment provides church management software and on-line generosity services primarily for faith-based ministries. As discussed in Note 2 to the consolidated financial statements, the Company applied discontinued operations accounting to the assets and liabilities sold related to the TEM Business Unit for the three and nine months ended September 30, 2026 and 2025, as applicable. The TEM Business Unit is included in the Information Services operating segment. The Banking Services segment provides banking services primarily to privately held businesses, franchise restaurants and faith-based ministries, as well as supporting the banking needs of the Information Services segment.
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
Intersegment expense (income) primarily consists of payment processing fees paid by the Information Services segment to the Banking Services segment. The Corporate elimination for total assets and interest income and interest expense primarily relates to allocated funds and related interest depending on funding needs of the operating segments.
Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2026:
Fee revenue and other income	$28,364	$757	$510	$29,631
Loss on sale of investment securities	—	—	(38)	(38)
Interest income	14,413	16,720	(4,418)	26,715
Interest expense	224	6,589	(2,990)	3,823
Release of credit losses	—	(211)	—	(211)
Total net revenue	42,553	11,099	(956)	52,696

Personnel expenses	24,453	3,194	—	27,647
Occupancy	569	166	—	735
Equipment	2,627	310	—	2,937
Intersegment expense (income)	833	(833)	—	—
Other operating expense	6,229	2,232	—	8,461
Total operating expense	34,711	5,069	—	39,780
Pre-tax income from continuing operations	7,842	6,030	(956)	12,916
Pre-tax income from discontinued operations	8	—	—	8

Goodwill	16,028	136	—	16,164
Other intangible assets, net	2,855	—	—	2,855
Total assets	1,677,545	1,149,217	(270,800)	2,555,962
Average funding sources	$1,567,562	$765,775	$—	$2,333,337

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2025:
Fee revenue and other income	$27,491	$669	$679	$28,839
Gain on sale of investment securities	—	—	4	4
Interest income	12,637	16,487	(3,953)	25,171
Interest expense	293	7,752	(3,894)	4,151
Release of credit losses	—	(193)	—	(193)
Total net revenue	39,835	9,597	624	50,056

Personnel expenses	24,354	3,252	—	27,606
Occupancy	534	200	—	734
Equipment	2,453	60	—	2,513
Intersegment expense (income)	865	(865)	—	—
Other operating expense	5,507	2,081	—	7,588
Total operating expense	33,713	4,728	—	38,441
Pre-tax income from continuing operations	6,122	4,869	624	11,615
Pre-tax loss from discontinued operations	(141)	—	—	(141)

Goodwill	16,028	136	—	16,164
Other intangible assets, net	4,036	—	—	4,036
Total assets	1,591,235	1,174,037	(311,650)	2,453,622
Average funding sources	$1,451,420	$761,129	$—	$2,212,549

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Nine Months Ended September 30, 2026:
Fee revenue and other income	$82,735	$2,264	$1,495	$86,494
Loss on sale of investment securities	—	—	(28)	(28)
Interest income	40,229	49,436	(12,241)	77,424
Interest expense	674	19,320	(8,225)	11,769
Provision for credit losses	—	381	—	381
Total net revenue	122,290	31,999	(2,549)	151,740

Personnel expenses	72,590	9,421	—	82,011
Occupancy	1,597	522	—	2,119
Equipment	7,273	872	—	8,145
Bad debt recovery	(1,759)	—	—	(1,759)
Intersegment expense (income)	2,494	(2,494)	—	—
Other operating expense	18,176	6,075	—	24,251
Total operating expense	100,371	14,396	—	114,767
Pre-tax income from continuing operations	21,919	17,603	(2,549)	36,973
Pre-tax income from discontinued operations	148	—	—	148

Goodwill	16,028	136	—	16,164
Other intangible assets, net	2,855	—	—	2,855
Total assets	1,677,545	1,149,217	(270,800)	2,555,962
Average funding sources	$1,483,449	$784,655	$—	$2,268,104

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Nine Months Ended September 30, 2025:
Fee revenue and other income	$81,845	$1,972	$1,584	$85,401
Loss on sale of investment securities	—	—	(3,572)	(3,572)
Interest income	34,090	49,390	(11,281)	72,199
Interest expense	818	23,493	(11,880)	12,431
Provision for credit losses	—	737	—	737
Total net revenue	115,117	27,132	(1,389)	140,860

Personnel expenses	73,267	9,370	—	82,637
Occupancy	1,561	563	—	2,124
Equipment	7,175	194	—	7,369
Bad debt recovery	(2,000)	—	—	(2,000)
Intersegment expense (income)	2,637	(2,637)	—	—
Other operating expense	16,101	5,859	—	21,960
Total operating expense	98,741	13,349	—	112,090
Pre-tax income from continuing operations	16,376	13,783	(1,389)	28,770
Pre-tax income from discontinued operations	5,314	—	—	5,314

Goodwill	16,028	136	—	16,164
Other intangible assets, net	4,036	—	—	4,036
Total assets	1,591,235	1,174,037	(311,650)	2,453,622
Average funding sources	$1,376,783	$764,987	$—	$2,141,770
Note 7 – Loans by Type
A summary of loans is as follows:

(In thousands)	September 30, 2026	December 31, 2025
Commercial and industrial	$593,494	$553,107
Real estate:
Commercial:
Mortgage	88,888	97,567
Construction	23,558	12,943
Faith-based:
Mortgage	347,135	362,312
Construction	11,648	35,288
Total loans	$1,064,723	$1,061,217

The following table presents the aging of loans past due by category at September 30, 2026 and December 31, 2025:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
September 30, 2026
Commercial and industrial	$593,494	$—	$—	$—	$—	$593,494
Real estate
Commercial:
Mortgage	88,490	—	—	—	398	88,888
Construction	23,558	—	—	—	—	23,558
Faith-based:
Mortgage	346,422	—	—	—	713	347,135
Construction	11,648	—	—	—	—	11,648
Total	$1,063,612	$—	$—	$—	$1,111	$1,064,723
December 31, 2025
Commercial and industrial	$549,337	$—	$—	$—	$3,770	$553,107
Real estate
Commercial:
Mortgage	94,345	—	—	—	3,222	97,567
Construction	12,943	—	—	—	—	12,943
Faith-based:
Mortgage	362,312	—	—	—	—	362,312
Construction	35,288	—	—	—	—	35,288
Total	$1,054,225	$—	$—	$—	$6,992	$1,061,217

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of September 30, 2026 and December 31, 2025:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
September 30, 2026
Commercial and industrial	$577,110	$16,384	$—	$593,494
Real estate
Commercial:
Mortgage	76,256	12,234	398	88,888
Construction	23,558	—	—	23,558
Faith-based:
Mortgage	339,836	6,586	713	347,135
Construction	11,648	—	—	11,648
Total	$1,028,408	$35,204	$1,111	$1,064,723
December 31, 2025
Commercial and industrial	$531,443	$17,894	$3,770	$553,107
Real estate
Commercial:
Mortgage	81,744	12,601	3,222	97,567
Construction	12,943	—	—	12,943
Faith-based:
Mortgage	358,691	3,621	—	362,312
Construction	35,288	—	—	35,288
Total	$1,020,109	$34,116	$6,992	$1,061,217

[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things. There were no loans modified during the three and nine months ended September 30, 2026. There were two loans modified during the three and nine months ended September 30, 2025. Both loans modified during the three and nine months ended September 30, 2025 were due to term extensions coupled with an interest rate increase. Both loans were paid off in December 2025.
There were no modified loans that had a payment default during the nine months ended September 30, 2026 that had been modified due to the borrower experiencing financial difficulty within the 12 months preceding the default.
At September 30, 2026, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
At September 30, 2026, the Company had two non-accrual loans totaling $1.1 million that had no allowance for credit losses specifically allocated to them based on an evaluation of expected credit losses. There were three non-accrual loans at

December 31, 2025 totaling $7.0 million. The Company did not record any interest income on non-accrual loans during the three and nine months ended September 30, 2026 or 2025.
Upon the Company's determination that a non-accrual loan has subsequently been deemed uncollectible, the loan is fully or partially charged off. The Company recorded a partial charge-off of $508,000 on a non-accrual loan during the three months ended September 30, 2026.
There were no foreclosed loans recorded as other real estate owned as of September 30, 2026 or December 31, 2025.
There were no loans to executive officers or directors as of September 30, 2026 or December 31, 2025.
A summary of the activity in the allowance for credit losses (“ACL”) by category for the nine months ended September 30, 2026 and year ended December 31, 2025 is as follows:

(In thousands)	C&I	CRE	Faith-based CRE	Construction	Total
Balance at January 1, 2025	$5,897	$1,023	$6,258	$217	$13,395
(Release of) provision for credit losses	(64)	(134)	288	112	202
Balance at December 31, 2025	$5,833	$889	$6,546	$329	$13,597
Charge-offs	—	(508)	—	—	(508)
Provision for (release of) credit losses (1)	425	323	(138)	(97)	513
Balance at September 30, 2026	$6,258	$704	$6,408	$232	$13,602

(1)	For the nine months ended September 30, 2026, there was a release of credit losses of $132,000 for unfunded commitments.
Note 8 – Commitments and Contingencies
In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. As more fully described in the Form 10-K, such activities include traditional off-balance sheet credit-related financial instruments. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. An allowance for unfunded commitments of $287,000 and $419,000 had been recorded at September 30, 2026 and December 31, 2025, respectively.
At September 30, 2026, the balances of unfunded commitments, standby and commercial letters of credit were $170.2 million, $12.5 million, and $420,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.
Note 9 – Share-Based Compensation
On February 16, 2023, the Board of Directors adopted the 2023 Omnibus Stock and Performance Compensation Plan (the "2023 Omnibus Plan"), which was approved by the Company's shareholders on April 18, 2023. The 2023 Omnibus Plan permits the issuance of up to 1.0 million shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units, phantom stock, and performance awards. During the nine months ended September 30, 2026, 51,217 time-based restricted shares and 45,557 performance-based restricted shares were granted under the 2023 Omnibus Plan. Share-based compensation expense was $1.0 million and $3.6 million for the three and nine months ended September 30, 2026, respectively, and $1.0 million and $3.2 million for the three and nine months ended September 30, 2025, respectively.
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

As of September 30, 2026, the total unrecognized compensation expense related to non-vested restricted shares was $1.7 million, and the related weighted-average period over which it is expected to be recognized is approximately 1.20 years.
Following is a summary of the activity of the Company's restricted stock for the nine months ended September 30, 2026, with total shares and weighted-average fair value:

	Nine Months Ended September 30, 2026
	Shares	Fair Value
Balance at December 31, 2025	273,543	$42.88
Granted	51,217	44.96
Vested	(102,693)	43.90
Forfeitures	(356)	44.29
Balance at September 30, 2026	221,711	$42.88
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
Following is a summary of the activity of the PBRS for the nine months ended September 30, 2026, based on achievement at 100% of target value:

	Nine Months Ended September 30, 2026
	Shares	Fair Value
Balance at December 31, 2025	151,780	$44.52
Granted	45,557	43.58
Vested	(49,055)	48.16
Forfeitures	(1,851)	42.28
Balance at September 30, 2026	146,431	$43.04
The PBRS that vested during the nine months ended September 30, 2026 were based on the Company's achievement of 61.9% of target financial goals for the 2023-2025 performance period, resulting in the issuance of 30,364 shares of common stock. The outstanding PBRS at September 30, 2026 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.
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
SERP cost recorded to expense was $108,000 and $324,000 for the three and nine months ended September 30, 2026, respectively and $113,000 and $338,000 for the three and nine months ended September 30, 2025, respectively.

Note 11 – Income Taxes
The effective tax rate for continuing operations was 18.2% and 19.2% for the three and nine months ended September 30, 2026, respectively and was 20.7% and 20.3% for the three and nine months ended September 30, 2025, respectively. The effective tax rate can differ from the statutory rate of 21% primarily due to the impact of state income taxes, tax-exempt interest received from municipal bonds, bank-owned life insurance income, tax credits, and other factors.
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

	September 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$214,808	$13	$(18,923)	$195,898
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	545,240	—	(53,458)	491,782
Corporate bonds	30,702	—	(2,695)	28,007
Treasury securities	71,547	—	(122)	71,425
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	15,501	—	(150)	15,351
Total	$877,798	$13	$(75,348)	$802,463

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$247,716	$3,228	$(10,733)	$240,211
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	503,599	2,144	(27,047)	478,696
Corporate bonds	30,895	—	(1,999)	28,896
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	23,294	—	(325)	22,969
Total	$805,504	$5,372	$(40,104)	$770,772

The fair values of investment securities with unrealized losses are as follows:

	September 30, 2026
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$83,860	$3,330	$94,649	$15,593	$178,509	$18,923
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	354,570	21,321	137,212	32,137	491,782	53,458
Corporate bonds	—	—	28,007	2,695	28,007	2,695
Treasury securities	71,425	122	—	—	71,425	122
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	15,351	150	15,351	150
Total	$509,855	$24,773	$275,219	$50,575	$785,074	$75,348

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$—	$—	$139,379	$10,733	$139,379	$10,733
Mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	148,111	1,733	155,353	25,314	303,464	27,047
Corporate bonds	—	—	28,896	1,999	28,896	1,999
Asset backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	22,969	325	22,969	325
Total	$148,111	$1,733	$346,597	$38,371	$494,708	$40,104
There were 294 investment securities, or 96.4% (142 of which for greater than 12 months), in an unrealized loss position as of September 30, 2026. The unrealized losses at September 30, 2026 were primarily attributable to changes in market interest rates after the investment securities were purchased. The Company does not currently intend to sell, and based on current conditions, the Company does not believe it will be required to sell these available-for-sale investment securities before the recovery of the amortized cost basis, which may be the maturity dates of the investment securities. Therefore, the unrealized losses are recorded in accumulated other comprehensive loss. There were 204 investment securities, or 67.3% (177 of which for greater than 12 months), in an unrealized loss position as of December 31, 2025. At September 30, 2026 and December 31, 2025, the Company had not recorded an allowance for credit losses on investment securities.
The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2026
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$87,517	$87,358
Due after 1 year through 5 years	66,827	62,087
Due after 5 years through 10 years	158,760	141,924
Due after 10 years	564,694	511,094
Total	$877,798	$802,463
Proceeds from sales of investment securities classified as available-for-sale were $6.3 million and $37.9 million for the three and nine months ended September 30, 2026, respectively and were $72.7 million and $125.8 million for the three and nine months ended September 30, 2025, respectively. Gross realized losses were $46,000 and $224,000 for the three and nine months ended September 30, 2026, respectively, and were $347,000 and $3.9 million for the three and nine months ended September 30, 2025, respectively. Gross realized gains were $9,000 and $196,000 for the three and nine months ended September 30, 2026, respectively, and $351,000 for both the three and nine months ended September 30, 2025. There were no investment securities pledged to secure public deposits at September 30, 2026.

Note 13 – Short-Term Borrowings
The Company has lines of credit from three third-party financial institutions up to a maximum of $250.0 million in aggregate collateralized by state and political subdivision securities. As of September 30, 2026, there were no outstanding borrowings under these facilities.
The lines of credit mature on various dates from November 27, 2026 to June 30, 2027. The lines of credit bear interest at variable rates from a range of the Wall Street Journal ("WSJ") prime rate minus 0.50% to the WSJ prime rate minus 2.40%. All of the lines of credit include either a commitment fee or unused line fee of 0.10% per annum. During the three months ended September 30, 2026, the weighted‑average interest rate paid on outstanding short-term borrowings was 4.56%.
Availability under the lines of credit is subject to customary borrowing base provisions, financial covenants, and other terms as defined in the respective agreements. As of September 30, 2026, the Company was in compliance with all such covenants.
Note 14 – Fair Value of Financial Instruments
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2026		December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$255,870	$255,870	$392,268	$392,268
Investment securities	802,463	802,463	770,772	770,772
Loans, net	1,051,121	1,041,919	1,047,620	1,044,045
Accrued interest receivable	7,678	7,678	9,170	9,170
Total	$2,117,132	$2,107,930	$2,219,830	$2,216,255
Balance sheet liabilities:
Deposits	$1,152,369	$1,152,369	$1,200,033	$1,200,033
Accounts and drafts payable	1,131,354	1,131,354	1,124,858	1,124,858
Accrued interest payable	373	373	606	606
Total	$2,284,096	$2,284,096	$2,325,497	$2,325,497

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
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope for the periods ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Fee revenue and other income
In-scope of FASB ASC 606
Processing fees	$15,892	$16,655	$47,706	$49,824
Financial fees	11,640	10,416	33,022	30,538
Information services payment and processing revenue	27,532	27,071	80,728	80,362
Bank service fees	377	372	1,147	1,058
Fee revenue (in-scope of FASB ASC 606)	27,909	27,443	81,875	81,420
Other income (out-of-scope of FASB ASC 606)	1,722	1,396	4,619	3,981
(Loss) gain on sale of investment securities	(38)	4	(28)	(3,572)
Total fee revenue and other income	$29,593	$28,843	$86,466	$81,829
Note 16 – Leases
The Company leases certain premises under operating leases. As of September 30, 2026, the Company had lease liabilities of $4.2 million and right-of-use assets of $4.0 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three and nine months ended September 30, 2026, operating lease cost was $214,000 and $642,000, short-term lease cost was $65,000 and $153,000, and there was no variable lease cost. At September 30, 2026, the weighted-average remaining lease term for the operating leases was 5.4 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.83%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. See the Company’s 2025 Form 10-K for information regarding these commitments.
A maturity analysis of operating lease liabilities and undiscounted cash flows as of September 30, 2026 is as follows:

(In thousands)	September 30, 2026
Lease payments due
Less than 1 year	$860
1-2 years	842
2-3 years	754
3-4 years	766
4-5 years	767
Over 5 years	495
Total undiscounted cash flows	4,484
Discount on cash flows	327
Total lease liability	$4,157
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the nine months ended September 30, 2026.

Note 17 – Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2026. There were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Cass Information Systems, Inc. ("Cass" or the "Company") provides payment and information processing services to large manufacturing, distribution, and retail enterprises across the United States. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays facility-related invoices, which include electricity and gas as well as waste and telecommunications expenses. Cass solutions include CassPay, a B2B payment platform for clients that require an agile fintech partner. Additionally, the Company offers a church management software solution and an on-line platform to provide generosity services for faith-based and non-profit organizations. The Company’s bank subsidiary, Cass Commercial Bank (the “Bank”), supports the Company’s payment operations. The Bank also provides banking services to its target markets, which include privately held businesses in the St. Louis metropolitan area and restaurant franchises and faith-based ministries within the United States.
In general, Cass is compensated for its information processing services through service fees, transactional level payment services, and investment of account balances generated during the payment process. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. The Bank earns most of its revenue from net interest income.
Various factors will influence the Company’s revenue and profitability, such as changes in the general level of interest rates, which has a significant effect on net interest income; industry-wide factors, such as the willingness of large corporations to outsource key business functions, and the general level of transportation and energy costs; and economic factors that include the general level of economic activity, the ability to hire and retain qualified staff, the growth and quality of the Bank’s loan portfolio, and the effects of tariffs or other domestic or international governmental policies. For a more detailed discussion of the Company’s revenue drivers and factors that impact the Company’s results of operations and financial condition generally, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2025 Form 10-K.
Recent Industry Developments and Items of Note
Contract freight rates have been increasing throughout 2026, and, together with fuel surcharges from rising diesel prices, are contributing to higher Transportation dollars processed and paid. The increase in Transportation dollars paid has increased the overall level of average accounts and drafts payable, which results in increased interest income, and average payments in advance of funding, which results in increased financial fees. A summary of transportation transactions and dollars processed is illustrated in the following table.

(In thousands, except average dollars per invoice)	Third Quarter of			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Traditional freight $$ processed by line item:
Linehaul/other	$8,544,465	$7,537,244	13.4%	$23,917,608	$22,288,954	7.3%
Fuel surcharge	1,080,606	711,022	52.0%	2,776,325	2,126,777	30.5%
Tariff	142,030	181,126	(21.6)%	470,102	423,230	11.1%
Total	$9,767,101	$8,429,392	15.9%	$27,164,035	$24,838,961	9.4%

Traditional freight average $$ per invoice:
Linehaul/other	$976	$851	14.7%	$938	$857	9.5%
Fuel surcharge	123	80	53.8%	109	82	32.9%
Tariff	16	20	(20.0)%	18	16	12.5%
Total	$1,115	$951	17.2%	$1,065	$955	11.5%

All other Transportation $$ processed	$1,280,053	$1,221,941	4.8%	$3,677,333	$3,490,947	5.3%
Total Transportation $$ processed	$11,047,154	$9,651,333	14.5%	$30,841,368	$28,329,908	8.9%

Traditional freight invoices processed	8,755	8,861	(1.2)%	25,488	26,008	(2.0)%
All other invoices processed	40,376	44,061	(8.4)%	122,826	128,652	(4.5)%
Total Transportation invoices processed	49,131	52,922	(7.2)%	148,314	154,660	(4.1)%
Note: To provide more meaningful information to investors, the Company changed the manner in which it is reporting transportation invoices and dollars processed by differentiating between traditional freight (truckload, less-than-truckload, ocean, air and rail) and other (parcel and final mile). Previous quarters have been recast to be consistent with current quarter presentation.

Results of Operations
The following paragraphs more fully discuss the results of operations and changes in financial condition for the three months ended September 30, 2026 (“third quarter of 2026”) compared to the three months ended September 30, 2025 (“third quarter of 2025”) and the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2025 Form 10-K. Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be attained for any other period.
Discontinued Operations
The Company has applied discontinued operations accounting in accordance with Accounting Standards Codification, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities sold related to the Company's TEM Business Unit for the three and nine months ended September 30, 2026, and 2025, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements for further discussion regarding discontinued operations.

Summary of Results
The following table summarizes the Company’s operating results:

(In thousands except per share data)	Third Quarter of			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Processing fees	$15,892	$16,655	(4.6)%	$47,706	$49,824	(4.3)%
Financial fees	11,640	10,416	11.8%	33,022	30,538	8.1%
Net interest income	22,892	21,020	8.9%	65,655	59,768	9.8%
(Release of) provision for credit losses	(211)	(193)	9.3%	381	737	(48.3)%
(Loss) gain on sale of investment securities	(38)	4	N/M	(28)	(3,572)	N/M
Other	2,099	1,768	18.7%	5,766	5,039	14.4%
Total net revenue	52,696	50,056	5.3%	151,740	140,860	7.7%
Operating expense	39,780	38,441	3.5%	114,767	112,090	2.4%
Income before income tax expense	12,916	11,615	11.2%	36,973	28,770	28.5%
Income tax expense	2,348	2,403	(2.3)%	7,091	5,848	21.3%
Net income from continuing operations	$10,568	$9,212	14.7%	$29,882	$22,922	30.4%
Income (loss) from discontinued operations, net of tax	$6	$(106)	105.7%	$111	$4,005	(97.2)%
Net income	$10,574	$9,106	16.1%	$29,993	$26,927	11.4%
Diluted earnings per share from continuing operations	$0.81	$0.69	17.4%	$2.28	$1.69	34.9%
Diluted (loss) earnings per share from discontinued operations	$—	$(0.01)	100.0%	$0.01	$0.30	(96.7)%
Diluted earnings per share	$0.81	$0.68	19.1%	$2.29	$1.99	15.1%
Return on average assets	1.60%	1.44%	11.1%	1.56%	1.48%	5.4%
Return on average equity	17.46%	15.29%	14.2%	16.60%	15.51%	7.0%
Third quarter of 2026 compared to third quarter of 2025:
The Company recorded net revenue of $52.7 million during the third quarter of 2026, an increase of 5.3% from the third quarter of 2025, primarily driven by an increase in net interest income and financial fees, partially offset by lower processing fees. Operating expense increased 3.5% compared to the third quarter of 2025 primarily due to higher business development costs, professional fees, and equipment expense related to technology initiatives. Net income was $10.6 million, an increase of 16.1% and diluted EPS was $0.81, an increase of 19.1% from the third quarter of 2025.
The Company posted a 1.60% return on average assets and 17.46% return on average equity.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025:
The Company recorded net revenue of $151.7 million during the nine months ended September 30, 2026, an increase of 7.7% from the nine months ended September 30, 2025, primarily driven by an increase in net interest income and financial fees, partially offset by lower processing fees. Operating expense increased 2.4% compared to the nine months ended September 30, 2025. Net income was $30.0 million, an increase of 11.4% and diluted EPS was $2.29 per share, an increase of 15.1% from the nine months ended September 30, 2025.
The Company posted a 1.56% return on average assets and 16.60% return on average equity.

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

(In thousands)	Third Quarter of			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Transportation invoice volume	8,755	8,861	(1.2)%	25,488	26,008	(2.0)%
Transportation invoice dollar volume	11,047,154	9,651,333	14.5%	$30,841,368	$28,329,908	8.9%
Facility-related transaction volume	4,033	4,084	(1.2)%	12,089	12,450	(2.9)%
Facility-related dollar volume	$6,578,114	$6,233,369	5.5%	$18,487,969	$17,569,447	5.2%
Average payments in advance of funding	$203,543	$175,705	15.8%	$197,070	$175,170	12.5%
Processing fees	$15,892	$16,655	(4.6)%	$47,706	$49,824	(4.3)%
Financial fees	$11,640	$10,416	11.8%	$33,022	$30,538	8.1%
Other fees	$2,099	$1,768	18.7%	$5,766	$5,039	14.4%
(Loss) gain on sale of investment securities	$(38)	$4	N/M	$(28)	$(3,572)	N/M
Third quarter of 2026 compared to third quarter of 2025:
Processing fees decreased $763,000, or 4.6%, reflecting lower transportation and facility invoice volumes.
Financial fees increased $1.2 million, or 11.8%, primarily attributable to an increase in average payments in advance of funding of 15.8%, in addition to rising financial interchange fees within CassPay.
Other fees increased $331,000, or 18.7%, primarily reflecting an increase in licensing fees for the Company's church management software solution.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025:
Processing fees decreased $2.1 million, or 4.3%, reflecting lower transportation and facility invoice volumes.
Financial fees increased $2.5 million, or 8.1%, primarily attributable to an increase in average payments in advance of funding of 12.5%, in addition to rising financial interchange fees within CassPay.
Other fees increased $727,000, or 14.4%, primarily reflecting an increase in licensing fees for the Company's church management software solution, in addition to higher levels of bank-owned life insurance income.
The Company sold $34.0 million of corporate investment securities with a weighted-average yield of 2.29% at a loss of $3.6 million during the second quarter of 2025.

Net Interest Income
Net interest income is the difference between interest earned on loans, investments, and other interest-earning assets and interest expense on deposits and other interest bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

(In thousands)	Third Quarter of		Nine Months Ended September 30,
	2026	2025	2026	2025
Average earning assets	$2,294,778	$2,189,384	$2,236,529	$2,128,428
Average interest bearing liabilities	627,600	610,414	644,172	618,125
Net interest income*	23,235	21,336	66,731	60,467
Net interest margin*	4.02%	3.87%	3.99%	3.80%
Yield on earning assets*	4.68%	4.62%	4.69%	4.58%
Cost of interest bearing liabilities	2.42%	2.70%	2.44%	2.69%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2026 and 2025.
Third quarter of 2026 compared to third quarter of 2025:
The increase in net interest income is primarily attributable to the net interest margin improving to 4.02% as compared to 3.87% in the same period last year, in addition to an increase in average earning assets of $105.4 million, or 4.8%. The yield on interest earning assets increased 6 basis points from 4.62% to 4.68% while the cost of interest bearing liabilities decreased 28 basis points from 2.70% to 2.42%.
Average loans decreased $19.8 million, or 1.8%, to $1.08 billion. The Company experienced several pay-offs within its faith-based portfolio during the third quarter of 2026, some due to intentional exits of potential problem credits and others due to refinancing at other financial institutions. The average yield on loans increased 24 basis points to 5.90%, primarily due to the continued maturity and subsequent re-pricing of fixed rate loans originated in the years 2021 and 2022 to current market interest rates.
Average investment securities increased $104.4 million, or 14.7%, to $816.1 million. The increase was driven by the utilization of an increase in funding from deposits and accounts and drafts payable to purchase investment securities. The average yield on taxable investment securities increased 26 basis points to 3.58% and the average yield on tax-exempt investment securities increased 66 basis points to 4.06%. The increase in average yield was primarily driven by purchases of investments at current market rates.
Average short-term investments, consisting of interest bearing deposits in other financial institutions and federal funds sold, increased $20.8 million, or 5.4%, to $403.1 million. The average yield on short-term investments decreased 55 basis points to 3.46%. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest bearing deposits increased $17.0 million, or 2.8%, to $627.4 million. The average rate paid on interest bearing deposits decreased 28 basis points to 2.42%. Average noninterest bearing demand deposits increased $62.2 million, or 15.3%, to $468.4 million. The increase in average noninterest bearing deposits is primarily due to an increase in CassPay noninterest bearing deposits of $76.1 million, or 39.6%.
Average accounts and drafts payable increased $37.0 million, or 3.1%, to $1.25 billion. The increase in average accounts and drafts payable was primarily driven by the increase in transportation dollar volumes of 14.5% as well as the increase in facility dollar volumes of 5.5%.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025:
The increase in net interest income is primarily attributable to the net interest margin improving to 3.99% as compared to 3.80% in the same period last year, in addition to an increase in average earning assets of $108.1 million, or 5.1%. The yield on interest earning assets increased 11 basis points from 4.58% to 4.69% while the cost of interest bearing liabilities decreased 25 basis points from 2.69% to 2.44%.
Average loans decreased $32.6 million, or 2.9%, to $1.08 billion. The Company has experienced several pay-offs within its faith-based portfolio, some due to intentional exits of potential problem credits and others due to refinancing at other financial institutions. The average yield on loans increased 22 basis points to 5.86%, primarily due to the continued maturity and subsequent re-pricing of fixed rate loans originated in the years 2021 and 2022 to current market interest rates.
Average investment securities increased $146.0 million, or 22.0%, to $809.2 million due to the utilization of available liquidity to purchase investment securities. The average yield on taxable investment securities increased 50 basis points to 3.61% and the average yield on tax-exempt investment securities increased 100 basis points to 4.00%. The increase in average yield was primarily driven by purchases of investments at current market rates.
Average short-term investments, consisting of interest bearing deposits in other financial institutions and federal funds sold, decreased $5.3 million, or 1.5%, to $349.7 million. The average yield on short-term investments decreased 64 basis points to 3.41%. The majority of these short-term investments are held at the Federal Reserve Bank.
The average balance of interest bearing deposits increased $21.3 million, or 3.5%, to $639.5 million. The average rate paid on interest bearing deposits decreased 27 basis points to 2.42%. Average noninterest bearing demand deposits increased $39.4 million, or 9.8%, to $440.9 million. The increase in average noninterest bearing deposits is primarily due to an increase in CassPay noninterest bearing deposits of $40.3 million, or 20.9%.
Average accounts and drafts payable increased $57.8 million, or 5.1%, to $1.20 billion. The increase in average accounts and drafts payable was primarily driven by the increase in facility dollar volumes of 5.2% as well as the increase in transportation dollar volumes of 8.9%.
Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential
The following tables show the condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense for each category of interest earning assets and interest bearing liabilities, and the average yield on such categories of interest earning assets and the average rates paid on such categories of interest bearing liabilities for each of the periods reported.

(In thousands)	Third Quarter of 2026			Third Quarter of 2025
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
interest earning assets
Loans[2]:	$1,075,606	$15,989	5.90%	$1,095,412	$15,632	5.66%
Investment securities[3]:
Taxable	656,650	5,919	3.58%	536,394	4,491	3.32%
Tax-exempt[4]	159,466	1,633	4.06%	175,328	1,504	3.40%
Short-term investments	403,056	3,517	3.46%	382,250	3,860	4.01%
Total interest earning assets	2,294,778	27,058	4.68%	2,189,384	25,487	4.62%
Noninterest earning assets
Cash and due from banks	23,755			24,106
Premises and equipment, net	30,283			30,648
Bank-owned life insurance	53,334			51,415
Goodwill and other intangibles	19,148			20,343
Payments in advance of funding	203,543			175,705
Unrealized loss on investment securities	(48,021)			(44,451)
Other assets	64,930			67,057
Allowance for credit losses	(14,327)			(14,293)
Total assets	$2,627,423			$2,499,914
Liabilities and Shareholders’ Equity[1]
interest bearing liabilities
interest bearing demand deposits	$494,500	$2,709	2.17%	$514,138	$3,345	2.58%
Savings deposits	6,030	18	1.18%	7,104	24	1.34%
Time deposits >= $100	41,063	357	3.45%	27,868	236	3.36%
Other time deposits	85,833	737	3.41%	61,293	546	3.53%
Total interest bearing deposits	627,426	3,821	2.42%	610,403	4,151	2.70%
Short-term borrowings	174	2	4.56%	11	—	—%
Total interest bearing liabilities	627,600	3,823	2.42%	610,414	4,151	2.70%
Noninterest bearing liabilities
Demand deposits	468,412			406,241
Accounts and drafts payable	1,246,398			1,209,416
Other liabilities	44,771			37,635
Total liabilities	2,387,181			2,263,706
Shareholders’ equity	240,242			236,208
Total liabilities and shareholders’ equity	$2,627,423			$2,499,914
Net interest income		$23,235			$21,336
Net interest margin			4.02%			3.87%
Interest spread			2.26%			1.92%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $251,000 and $114,000 for the third quarter of 2026 and 2025, respectively.
3.Yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2026 and 2025. The tax-equivalent adjustment was approximately $343,000 and $316,000 for the third quarter of 2026 and 2025, respectively.

(In thousands)	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Interest earning assets
Loans[2]:	$1,077,625	$47,222	5.86%	$1,110,227	$46,819	5.64%
Investment securities[3]:
Taxable	637,894	17,237	3.61%	515,059	11,996	3.11%
Tax-exempt[4]	171,284	5,122	4.00%	148,161	3,328	3.00%
Short-term investments	349,726	8,919	3.41%	354,981	10,755	4.05%
Total interest earning assets	2,236,529	78,500	4.69%	2,128,428	72,898	4.58%
Noninterest earning assets
Cash and due from banks	23,970			21,497
Premises and equipment, net	30,175			31,143
Bank-owned life insurance	52,850			50,949
Goodwill and other intangibles	19,443			20,676
Payments in advance of funding	197,070			175,170
Unrealized loss on investment securities	(40,020)			(50,822)
Other assets	60,255			64,470
Allowance for credit losses	(13,934)			(13,998)
Assets of discontinued operations	—			9,765
Total assets	$2,566,338			$2,437,278
Liabilities and Shareholders’ Equity[1]
Interest bearing liabilities:
Interest bearing demand deposits	$515,486	$8,490	2.20%	$525,139	$10,112	2.57%
Savings deposits	6,197	56	1.21%	7,249	72	1.33%
Time deposits >= $100	37,508	973	3.47%	26,359	657	3.33%
Other time deposits	80,259	2,046	3.41%	59,367	1,590	3.58%
Total interest bearing deposits	639,450	11,565	2.42%	618,114	12,431	2.69%
Short-term borrowings	4,722	204	5.78%	11	—	—%
Total interest bearing liabilities	644,172	11,769	2.44%	618,125	12,431	2.69%
Noninterest bearing liabilities:
Demand deposits	440,937			401,497
Accounts and drafts payable	1,199,364			1,141,535
Other liabilities	40,314			42,287
Liabilities of discontinued operations	—			1,727
Total liabilities	2,324,787			2,205,171
Shareholders’ equity	241,551			232,107
Total liabilities and shareholders’ equity	$2,566,338			$2,437,278
Net interest income		$66,731			$60,467
Net interest margin			3.99%			3.80%
Interest spread			2.25%			1.89%
1.Balances shown are daily averages.
2.Interest income on loans includes net loan fees of $475,000 and $599,000 for the nine months ended September 30, 2026 and 2025, respectively.
3.Yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
4.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both the nine months ended September 30, 2026 and 2025. The tax-equivalent adjustment was approximately $1.1 million and $699,000 for the nine months ended September 30, 2026 and 2025, respectively.

Analysis of Net Interest Income Changes
The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

(In thousands)	Third Quarter of 2026 Compared to Third Quarter of 2025
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$(286)	$643	$357
Investment securities:
Taxable	1,064	364	1,428
Tax-exempt[2]	(144)	273	129
Short-term investments	202	(545)	(343)
Total interest income	836	735	1,571
Increase (decrease) in interest expense:
Interest bearing demand deposits	(124)	(512)	(636)
Savings deposits	(3)	(3)	(6)
Time deposits >=$100	115	6	121
Other time deposits	211	(20)	191
Short-term borrowings	—	2	2
Total interest expense	199	(527)	(328)
Net interest income	$637	$1,262	$1,899
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the three months ended September 30, 2026 and 2025.

(In thousands)	Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:	$(1,398)	$1,802	$404
Investment securities:
Taxable	3,135	2,106	5,241
Tax-exempt[2]	574	1,219	1,793
Short-term investments	(157)	(1,679)	(1,836)
Total interest income	2,154	3,448	5,602
Interest expense on:
Interest bearing demand deposits	(183)	(1,439)	(1,622)
Savings deposits	(10)	(6)	(16)
Time deposits >=$100	288	28	316
Other time deposits	536	(80)	456
Short-term borrowings	—	204	204
Total interest expense	631	(1,293)	(662)
Net interest income	$1,523	$4,741	$6,264
1.Interest income includes net loan fees.
2.Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the nine months ended September 30, 2026 and 2025.

Provision and Allowance for Credit Losses and Allowance for Unfunded Commitments
The Company recorded a release of credit losses and off-balance sheet credit exposures of $211,000 and $193,000 for the third quarter of 2026 and 2025, respectively. The Company recorded a provision for credit losses and off-balance sheet credit exposures of $381,000 and $737,000 for the nine months ended September 30, 2026 and 2025, respectively. The amount of the provision for (release of) credit losses is derived from the Company’s quarterly Current Expected Credit Loss (“CECL”) model. The amount of the provision for (release of) credit losses will fluctuate as determined by these quarterly analyses. The release of credit losses in the third quarter of 2026 was driven by the decrease in loans compared to June 30, 2026 of $38.3 million, or 3.5%, partially offset by the net impact to the allowance for credit losses related to a $508,000 partial charge-off of a nonperforming commercial real estate loan.
The Company experienced loan charge-offs of $508,000 for the nine months ended September 30, 2026. The Company did not have any loan charge-offs for the nine months ended September 30, 2025. The ACL was $13.6 million at both September 30, 2026 and December 31, 2025. The ACL represented 1.28% of outstanding loans at both September 30, 2026 and December 31, 2025. The allowance for unfunded commitments was $287,000 at September 30, 2026 and $419,000 at December 31, 2025. There were $1.1 million of nonperforming loans outstanding at September 30, 2026 and $7.0 million at December 31, 2025. The Company has no specific allowance for credit losses allocated to its non-accrual loans at September 30, 2026 compared to $121,000 at December 31, 2025.
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
Summary of Credit Loss Experience
The following table presents information on the Company's provision for (release of) credit losses and analysis of the ACL:

	Third Quarter of		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Allowance for credit losses at beginning of period	$14,374	$14,296	$13,597	$13,395
(Release of) provision for credit losses	(264)	(230)	513	671
Charge-offs	(508)	—	(508)	—
Allowance for credit losses at end of period	$13,602	$14,066	$13,602	$14,066

Allowance for unfunded commitments at beginning of period	$234	$302	$419	$273
Provision for (release of) credit losses	53	37	(132)	66
Allowance for unfunded commitments at end of period	$287	$339	$287	$339

Loans outstanding:
Average	$1,075,606	$1,095,412	$1,077,625	$1,110,227
September 30	$1,064,723	$1,088,347	$1,064,723	$1,088,347
Ratio of allowance for credit losses to loans outstanding at September 30	1.28%	1.29%	1.28%	1.29%
Operating Expenses
Total operating expenses for the third quarter of 2026 increased $1.3 million, or 3.5%, as compared to the third quarter of 2025. Total operating expenses for the nine months ended September 30, 2026 increased $2.7 million, or 2.4%, as compared to the nine months ended September 30, 2025. The following table details the components of operating expenses:

(In thousands)	Third Quarter of		Nine Months Ended September 30,
	2026	2025	2026	2025
Salaries and commissions	$20,687	$20,105	$60,196	$60,406
Share-based compensation	1,012	1,018	3,581	3,177
Employee profit sharing	1,956	1,685	5,549	4,770
Other benefits	3,992	4,798	12,685	14,284
Personnel	$27,647	$27,606	$82,011	$82,637
Occupancy	735	734	2,119	2,124
Equipment	2,937	2,513	8,145	7,369
Bad debt recovery	—	—	(1,759)	(2,000)
Amortization of intangible assets	286	293	872	879
Other operating expense	8,175	7,295	23,379	21,081
Total operating expense	$39,780	$38,441	$114,767	$112,090
Third quarter of 2026 compared to third quarter of 2025:
Salaries and commissions increased $582,000, or 2.9%, as a result of merit increases and higher commission payments related to sales activities, partially offset by the decrease in average full-time equivalent employees (“FTEs”) of 6.6%. Employee profit sharing increased $271,000 due to the improvement in net income from continuing operations. Other benefits decreased $806,000, or 16.8%, due to the decrease in FTEs in addition to lower health insurance claims and related expenses as compared to the third quarter of 2025.
Equipment expense increased $424,000, primarily due to an increase in depreciation and licensing and maintenance expense on software related to technology initiatives.
Other operating expense increased $880,000, or 12.1%. The increase is primarily due to higher business development costs and professional fees related to technology initiatives.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025:
Salaries and commissions decreased $210,000, or 0.3%, as a result of a decrease in average full-time equivalent employees ("FTEs") of 7.8%, partially offset by merit increases and higher commission payments related to sales activities. Share-based compensation and employee profit sharing increased $404,000 and $779,000, respectively, due to the improvement in net income from continuing operations. Other benefits decreased $1.6 million, or 11.2%, due to the decrease in FTEs in addition to lower health insurance claims and related expenses.
Equipment expense increased $776,000, primarily due to an increase in depreciation and licensing and maintenance expense on software related to technology initiatives.
The Company recorded a bad debt recovery of $1.8 million during the nine months ended September 30, 2026 compared to $2.0 million during the nine months ended September 30, 2025.
Other operating expense increased $2.3 million, or 10.9%. The increase is primarily due to higher business development costs and professional fees related to technology initiatives.

Net Income from Discontinued Operations

(In thousands except per share data)	Third Quarter of			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Processing fees	$—	$—	N/M	$—	$7,630	N/M
Financial fees	—	—	N/M	—	888	N/M
Other fees	503	772	(34.8)%	1,972	2,608	(24.4)%
Gain on sale of TEM business	—	—	N/M	—	3,550	N/M
Total revenues	503	772	(34.8)%	1,972	14,676	(86.6)%
Operating expense	495	913	(45.8)%	1,824	9,362	(80.5)%
Income (loss) before income tax expense (benefit)	8	(141)	(105.7)%	148	5,314	(97.2)%
Income tax expense (benefit)	2	(35)	(105.7)%	37	1,309	(97.2)%
Net income (loss) from discontinued operations	$6	$(106)	(105.7)%	$111	$4,005	(97.2)%
Third quarter of 2026 compared to third quarter of 2025:
Net income from discontinued operations was $6,000 as compared to a net loss of $106,000 for the same period in the prior year.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025:
Net income from discontinued operations was $111,000, a decrease of $3.9 million, or 97.2% over the same period in the prior year. The decrease is primarily due to the gain on sale of the TEM Business Unit of $3.6 million for the nine months ended September 30, 2025.
Financial Condition
Total assets at September 30, 2026 were $2.56 billion, a decrease of $50.1 million, or 1.9%, from December 31, 2025.
The Company experienced a decrease in cash and cash equivalents of $136.4 million, or 34.8%, during the nine months ended September 30, 2026. The change in cash and cash equivalents reflects the Company’s daily liquidity position and is primarily impacted by changes in funding sources, mainly accounts and drafts payable, deposits and short-term borrowings, cash flows in and out of loans, investment securities, accounts and drafts receivable, and payments in advance of funding.
Investment securities increased $31.7 million, or 4.1%, during the nine months ended September 30, 2026. The increase is primarily due to the purchases of $169.6 million, partially offset by sales of $37.9 million, and maturities of $60.3 million.
Loans increased $3.5 million, or 0.3%, from December 31, 2025. The Company experienced growth in its franchise and commercial and industrial loan portfolios, partially offset by payoffs within its faith-based portfolio during the nine months ended September 30, 2026.
Payments in advance of funding increased $93.2 million, or 56.6%, primarily due to higher contract freight rates and a higher level of demand for the Company's early payment solutions, as well as timing of quarter end advances.
Accounts and drafts receivable from customers decreased $64.4 million, or 92.8%, from December 31, 2025. The decrease is solely due to timing of customer funding.
Total deposits at September 30, 2026 were $1.15 billion, a decrease of $47.7 million, or 4.0%, from December 31, 2025. Given the nature of the Company's deposit base being larger commercial clients, the ending balance of deposits will fluctuate from period end to period end due to liquidity needs of these clients. Average balances are generally a more meaningful measure of deposits.
Accounts and drafts payable at September 30, 2026 were $1.13 billion, an increase of $6.5 million, or 0.6%, from December 31, 2025. Accounts and drafts payable are a stable source of funding generated by payment float from transportation and facility clients. The ending balance of accounts and drafts payable will fluctuate from period to period due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are generally a more meaningful measure of accounts and drafts payable.
Total liabilities at September 30, 2026 were $2.33 billion, a decrease of $33.1 million, or 1.4%, from December 31, 2025, reflective of the decrease in total deposits, partially offset by an increase in accounts and drafts payable and other liabilities.
Total shareholders’ equity at September 30, 2026 was $226.0 million, a $17.0 million decrease from December 31, 2025. The decrease in shareholders’ equity is a result of an increase in accumulated other comprehensive loss of $30.4 million, dividends paid of $12.3 million, and the repurchase of Company stock of $6.0 million partially offset by net income of $30.0 million.
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
The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest bearing deposits in other financial institutions, federal funds sold and money market funds. Cash and cash equivalents totaled $255.9 million at September 30, 2026, a decrease of $136.4 million, or 34.8%, from December 31, 2025. At September 30, 2026, these assets represented 10.0% of total assets and are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.
Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment securities were $802.5 million at September 30, 2026, an increase of $31.7 million from December 31, 2025. These assets represented 31.4% of total assets at September 30, 2026. Of the total portfolio, 10.9% mature in one year or less, 7.7% mature in one to five years, and 81.4% mature in five or more years. The Company maintains a weighted average duration of its investment securities portfolio of approximately five years given the Company's asset sensitivity with approximately 70% of its funding sources being noninterest bearing.
The Bank has unsecured lines of credit at six correspondent banks to purchase federal funds up to a maximum of $83.0 million in aggregate. As of September 30, 2026, the Bank also has secured lines of credit with the Federal Home Loan Bank of $229.0 million collateralized by mortgage loans. The Company also has secured lines of credit from three banks up to a maximum of $250.0 million in aggregate collateralized by investment securities. The Company and Bank had no amounts outstanding under any line of credit as of September 30, 2026 or December 31, 2025.
The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank, including CassPay and faith-based customers. The accounts and drafts payable generated by the Company have also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $88.8 million of CDARS deposits and interest bearing demand deposits include $159.1 million of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.
Net cash flows provided by operating activities were $35.8 million for the nine months ended September 30, 2026, compared to $32.6 million for the nine months ended September 30, 2025, an increase of $3.2 million. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2026, which are estimated to be approximately $8.0 million. Capital expenditures in 2026 are expected to primarily consist of purchases of equipment and software related to the payment and information processing services business.
Net income plus amortization of intangible assets, net amortization of premium/discount on investment securities and depreciation of premises and equipment was $34.7 million and $33.3 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to higher net income of $3.1 million and higher depreciation of $261,000, partially offset by lower net amortization of premiums/discounts on investment securities of $1.9 million. The net amortization of premium/discount on investment securities is dependent on the type of securities purchased and changes in the prevailing market interest rate environment.
Other factors impacting the $3.2 million increase in net cash provided by operating activities include:

•A change in the current income tax liability, reflecting positive cash flows of $5.1 million;
•Increase in net cash (used in) provided by discontinued operations of $1.5 million; and
•An increase in stock-based compensation of $404,000.

These increases were partially offset by the decrease in the loss on sale of investment securities of $3.5 million and an increase in accounts receivable of $4.8 million.
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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2026
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$277,662	16.26%	$136,586	8.00%	$ N/A	N/A %
Cass Commercial Bank	211,625	18.72	90,282	8.00	112,852	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	263,773	15.45	76,830	4.50	N/A	N/A
Cass Commercial Bank	197,839	17.53	50,784	4.50	73,354	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	263,773	15.45	102,439	6.00	N/A	N/A
Cass Commercial Bank	197,839	17.53	67,711	6.00	90,282	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	263,773	10.11	104,336	4.00	N/A	N/A
Cass Commercial Bank	197,839	13.02	60,779	4.00	75,974	5.00
At December 31, 2025
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$262,792	15.95%	$131,837	8.00%	$ N/A	N/A %
Cass Commercial Bank	217,409	19.61	88,677	8.00	110,847	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	248,776	15.10	74,158	4.50	N/A	N/A
Cass Commercial Bank	203,943	18.40	49,881	4.50	72,050	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	248,776	15.10	98,878	6.00	N/A	N/A
Cass Commercial Bank	203,943	18.40	66,508	6.00	88,677	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	248,776	9.91	100,367	4.00	N/A	N/A
Cass Commercial Bank	203,943	14.48	56,357	4.00	70,446	5.00

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

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 clarifies and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-06 on its consolidated financial statements.

In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 clarifies and enhances guidance under ASC 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. ASU 2025-11 will be effective for the Company for interim periods beginning in 2028, though early adoption is permitted. The Company does not expect the adoption of ASU 2025-11 to have a material impact on its consolidated financial statements.

Critical Accounting Policies
The Company has prepared the consolidated financial statements in this report in accordance with the Financial Accounting Standards Board Accounting Standards Codification. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurance that actual results will not differ from those estimates. The accounting policy that requires significant management estimates and is deemed critical to the Company’s results of operations or financial position has been discussed with the Audit and Risk Committee of the Board of Directors and is described below.
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
The following table summarizes simulated changes in net interest income versus unchanged rates over the next 12 months as of September 30, 2026 and December 31, 2025.

	% change in projected net interest income
	September 30, 2026	December 31, 2025
+300 basis points	6.4%	10.7%
+200 basis points	4.5%	7.6%
+100 basis points	2.6%	3.7%
Flat rates	—%	—%
-100 basis points	—%	(2.5)%
-200 basis points	(0.8)%	(6.1)%
-300 basis points	(3.6)%	(10.6)%
The Company is generally asset sensitive as average interest earning assets of $2.29 billion for the third quarter of 2026 greatly exceeded average interest bearing liabilities of $627.6 million. The projected effects of the interest rate shocks shown above are based on a static balance sheet as of September 30, 2026.
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
There were no changes in the third quarter of 2026 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management does not believe that the ultimate resolution of these proceedings will have a material adverse effect on the business, financial condition, or results of operations of the Company or its subsidiaries.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the third quarter of 2026.
(b)During the three months ended September 30, 2026, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.
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

CASS INFORMATION SYSTEMS, INC.

DATE: November 4, 2026	By	/s/ Martin H. Resch
Martin H. Resch
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 4, 2026	By	/s/ Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)